Form 10QSB
period 1996-10-01
STOICO RESTAURANT GROUP INC
filed 1996-12-05
CIK 1022076

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

                               (Mark One)


     _X_ Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended October 1, 1996.

     ___ Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ____ to_____.


                      COMMISSION FILE NUMBER 333-5488-D

                         STOICO RESTAURANT GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                48-1177558
       (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)            Identification No.)


               3151 North Rock Road, Wichita, Kansas       67226
            (Address of principal executive office)      (Zip code)

                                 (316) 636-5776
               (Issuer's telephone number, including area code)

     Check whether the issuer:  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes __ No _X_.

     At October 1, 1996, 4,307,027 shares of common stock, $0.01 per share par value were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes __ No _X_:

                         STOICO RESTAURANT GROUP, INC.
                       INDEX TO 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED OCTOBER 1, 1996


                                                                      PAGE

PART I:     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

            Stoico Restaurant Group, Inc. and Subsidiaries
            Consolidated Balance Sheet - October 1, 1996
            and December 26, 1995                                       3

            Stoico Restaurant Group, Inc. and
            Subsidiaries Consolidated Statement of
            Operations - Twelve Week Period and Forty Week
            Period ended October 1, 1996 and October 3, 1995,
            respectively.                                               4

            Stoico Restaurant Group, Inc. and Subsidiaries
            Consolidated Statement of Cash Flows - Forty Week
            Period ended October 1, 1996 and October 3, 1995,
            respectively.                                               5

            Notes to Consolidated Financial Statements -
            October 1, 1996                                             6

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION                7

PART II:    OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS                                          15

ITEM 2:     CHANGES IN SECURITIES                                      15

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES                            15

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY-HOLDERS                                           15

ITEM 5:     OTHER INFORMATION                                          15

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                           15

            SIGNATURES                                                 17

              Stoico Restaurant Group, Inc. and Subsidiaries
                         Consolidated Balance Sheet
                  October 1, 1996 and December 26, 1995
                                (Unaudited)

                                          October 1,         December 26,
                 ASSETS                      1996                1995
                 ------                   ---------          ------------

Current assets:
  Cash and cash equivalents                $221,413            $ 784,171
  Receivables                                62,943               56,482
  Inventories                               115,961              108,880
  Prepaid expenses and other
   current assets                           152,503               42,012
                                            -------             --------

 Total current assets                       552,820              991,545
Property and equipment                    1,725,486            1,693,354
Goodwill, net of amortization of
  $60,551 and $10,165, respectively       1,005,518            1,055,903
Notes receivable:
  Officer                                   225,000                    -
  Other, net of related deferred
  income of $228,615 at October 1, 1996      17,385
Deferred offering costs                     281,621                    -
Other assets                                 49,570                14,572
                                          ---------            ----------
  Total assets                           $3,857,400           $ 3,755,374
                                          =========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                       $  777,084           $  698,766
  Accrued expenses                          458,314               28,190
  Current portion of long-term debt       1,896,695              357,139
  Deferred revenue                          115,000               36,917
                                          ---------            ---------
     Total current liabilities            3,247,093            1,380,012
Long-term debt, less current portion      3,757,822            4,661,415
Long-term lease obligation on
closed store                                123,333                    -
Deferred revenue                            140,000                    -
                                          ---------            ---------
     Total liabilities                    7,268,248            6,041,427
Redeemable equity-common stock
 subject to rescission; 0 shares at
 October 1, 1996 and 684,915 shares at
 December 26, 1995                                 -           1,250,526
Stockholders' equity (deficit):
  Preferred stock, $.01 par value,
   5,000,000 shares authorized at October
   1, 1996 and December 26, 1995,
   0 shares issued and outstanding
   Common stock, $.01 par value,
   20,000,000 shares authorized,
   4,307,027 and 3,046,604 issued at
   October 1, 1996 and December 26,
   1995                                      43,070               30,466
  Additional paid-in capital              4,482,362            2,810,596
  Accumulated deficit                    (7,936,280)          (6,377,641)
                                         -----------          -----------
     Total stockholders'
      equity (deficit)                   (3,410,848)          (2,286,053)
Commitments                                       -                    -
                                         -----------          -----------
  Total liabilities and stockholders'
   equity (deficit)                      $3,857,400           $3,755,374
                                         ==========           ==========

                Stoico Restaurant Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                                 (Unaudited)


                                   Twelve Week             Forty Week
                                   Period Ended            Period Ended
                                ---------------------   --------------------

                                October 1,  October 3,  October 1, October 3,
                                  1996        1995        1996       1995
                                ----------  ----------  ---------- ----------

Revenues:
   Sales                        $1,579,906  $1,506,270  $5,228,920 $4,564,382
   Royalty income                   30,673      42,890     104,248    112,258
   Franchise fees                        -           -      34,000          -
                                ----------  ----------  ---------- ----------
   Total revenues                1,610,579   1,549,160   5,367,168  4,676,640
                                ----------  ----------  ---------- ----------
Cost of sales:
   Food and paper:                 500,396     468,587   1,651,954  1,489,018
   Wages and benefits              522,902     475,287   1,676,633  1,596,835
                                ----------  ----------  ----------  ---------
     Total cost of sales        1,023,298      943,874   3,328,587  3,085,853
                                ----------  ----------  ----------  ---------
     Gross profit                 587,281      605,286   2,038,581  1,590,787
Restaurant operating expenses     453,096      408,811   1,547,667  1,153,020
Pre-opening expenses               97,389            -     133,973          -
Administrative expenses           474,405      368,139   1,329,031  1,027,344
Noncash compensation expense            -            -      13,749          -
                                ---------   ----------   ---------  ---------
   Operating loss               (437,609)     (171,664)   (985,839) (589,577)
Other income (expense):
   Miscellaneous other income      5,621        24,877       31,695    58,377
   Provision for lease obligation
     on closed store                   -             -     (175,855)        -
   Interest income                17,056        28,319       42,824    40,596
   Interest expense             (161,859)     (143,675)    (471,464) (295,922)
   Equity in income of joint
    ventures                           -         7,986            -    16,812
   Minority interests in
    loss of entities                   -        (5,410)           -    35,266
    not wholly-owned
                               ---------    -----------   ---------  --------
   Loss before income taxes    (576,791)      (259,567)  (1,558,639) (734,448)
Income taxes                          -              -            -         -
                               ---------    -----------   ---------  --------
Net loss                      $(576,791)    $(259,567)  $(1,558,639)$(734,448)
                              ==========    ===========  ========== ==========
Loss per common share         $   (0.13)    $    (0.06)  $   (0.36)  $  (0.18)
                              ==========    ===========  ========== ==========

               Stoico Restaurant Group, Inc. and Subsidiaries
                   Consolidated Statement of Cash Flows
                              (Unaudited)

                                                    Forty Week
                                                   Period Ended
                                  ------------------------------------------
                                         October 1,           October 3,
                                           1996                  1995
                                  ---------------------  -------------------
Cash from operating activities:
   Net loss                            $(1,558,639)           $(734,448)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities, net of
    amounts acquired in purchase
    of joint ventures:
      Depreciation and amortization        321,256              173,101
      Loss (gain) on disposal
       of equipment                          3,302                    -
      (Increase) decrease in receivables    (6,461)             (56,928)
      Increase in inventories               (7,081)              (2,611)
      Increase in notes receivable        (242,385)                   -
      Decrease (increase) in prepaid
       expenses other current assets      (110,491)              24,039
      (Decrease) increase in accounts
       payable                              78,318              (70,250)
      (Decrease) increase in accrued
       expenses                            171,124              (63,564)
      Increase in long-term lease
       obligation on closed store          123,333                     -
      (Decrease) increase in deferred
       revenues                            218,083              (20,000)
      Loss attributable to minority
       interests                                 -              (35,266)
      Income attributable to investment
       in joint ventures                         -              (16,812)
      Decrease (increase) in other assets  (34,998)              16,154
                                           --------             --------
         Net cash used in operating
          activities                    (1,044,639)             (786,585)
                                        -----------             ---------
Cash flows from investing activities:
   Purchase of property, plant and
     equipment                            (606,949)             (477,269)
   Purchase of remaining interest
     in limited partnerships and
     joint ventures, net of cash
     acquired                                    -              (586,272)
   Proceeds from sale of restaurant        251,300                     -
                                        ----------              ---------
       Net cash used in investing
         activities                       (355,649)             (1,063,541)
                                        -----------             -----------
Cash flows from financing activities:
   Proceeds from issuance of
    long-term debt                       1,000,000               3,020,000
   Principal payments on
    long-term debt                        (195,944)                (93,460)
   Proceeds from issuance of common
    stock                                  315,095                 152,200
   Deferred offering costs                (281,621)                      -
   Distributions to minority interests           -                 (45,159)
                                         ----------              ----------
      Net cash provided by financing
        activities                         837,530                3,033,581
                                         ----------              ----------
      Net increase (decrease) in
        cash and cash equivalents         (562,758)               1,183,455
Cash and cash equivalents at
   beginning of period                     784,171                   31,317
                                         ----------               ---------
Cash and cash equivalents at
   end of period                           $ 221,413                $1,214,772
                                         ==========               ==========

                         STOICO RESTAURANT GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of Stoico Restaurant Group, Inc. and subsidiaries (the "Company") for the forty week periods ended October 1, 1996 and October 3, 1995. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Prospectus dated October 22, 1996.

(2)     INCOME (LOSS) PER SHARE

        Loss per share is determined based on the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares outstanding for the forty weeks ended October 1, 1996 and October 3, 1995 were 4,307,252 and 4,116,785, respectively and for the twelve weeks ending October 1, 1996 and October 3, 1995 were 4,315,861 and 4,167,131, respectively.

        Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued or common stock options granted during the twelve-month period prior to the filing of a registration statement applicable to the contemplated initial public offering (see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources), with issue or exercise prices below the assumed initial public offering price, have been included in the calculation of common share equivalents, using the treasury stock method, as if such common stock were outstanding for all periods presented.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION


COMPANY-OWNED RESTAURANTS OPENED AT END OF PERIOD

                                              Forty Weeks Ended
                                          -------------------------------
                                           October 1,       October 3,
                                             1996              1995
                                          --------------   --------------

       Spaghetti Jack's                        4                 4
       Sub & Stuff                            16                14

RESULTS OF OPERATIONS

     The following table sets forth information derived from the Company's statement of operations expressed as a percentage of revenues:

                                                  Forty Weeks Ended
                                         ----------------------------------
                                            October 1,        October 3,
                                              1996               1995
                                         ---------------   ----------------

Revenues                                      100.0%             100.0%
Cost of sales                                  62.0               66.0
Restaurant operating expenses                  28.8               24.7
Pre-opening expenses                            2.5                  -
Administrative expenses                        24.8               22.0
Noncash compensation expense                    0.3                  -
Other income (expense)                        (10.7)              (3.1)
Income taxes                                      -                  -
Net loss                                       29.0               15.7

FORTY WEEK PERIODS ENDED OCTOBER 1, 1996 AND OCTOBER 3, 1995

REVENUES

     Revenues in 1996 increased 14.8% over the same period for 1995, primarily for the reasons discussed below. Spaghetti Jack's restaurant sales decreased 10.1% in 1996. The decrease in sales is the result of increased couponing as a marketing tool, the lack of advertising via broadcast media and increased competition. Comparable restaurant sales (defined as sales from restaurants open during both fiscal periods for the entire period) for Spaghetti Jack's decreased 13.1% in the aggregate. Sub & Stuff restaurant sales increased 27.1% in 1996, primarily as a result of two new restaurants being opened in 1996 and from the acquisition in August and September 1995 of the remaining interest in three joint ventures (which each owned one restaurant). These acquisitions resulted in the operations of the restaurants being included in the financial statements on a consolidated basis for the full forty weeks in 1996 versus the equity method for the majority of the forty weeks in 1995. Comparable restaurants sales for Sub & Stuff decreased 10.5% in the aggregate. This decrease is due to the increased couponing as a marketing tool, the lack of broadcast media advertising and increased competition. Spaghetti Jack's royalty income decreased 9.1% in 1996 over 1995. Sub & Stuff royalty income increased 19.2% in 1996 over 1995. Spaghetti Jack's franchise fees in 1996 were $25,000, which is the result of the addition of one franchise restaurant in 1996. One Sub & Stuff franchise has opened in 1996, resulting in $9,000 in franchise fees.

COST OF SALES

     Cost of sales increased 7.9%, primarily as a result of the acquisition of the remaining interests in the Sub & Stuff joint ventures mentioned above. Spaghetti Jack's food and paper cost decreased by 11.0% in the forty week period ended October 1, 1996 compared to the forty week period ended October 3, 1995. This decrease is attributed to the decrease in sales and to the sale of a Company-owned restaurant. As a percentage of Spaghetti Jack's restaurant sales, the cost of food and paper decreased to 29.7% in 1996 from 29.8% in 1995, due to increased operational efficiencies. Sub & Stuff food and paper cost increased by 21.1%. This increase is attributed to the same factors which caused the above described increase in sales, offset by substantial gains in operational efficiencies. As a percentage of Sub & Stuff restaurant sales, the cost of food and paper decreased to 32.4% in 1996 from 34.0% in 1995, as a result of operational efficiencies. Spaghetti Jack's costs of wages and benefits decreased by 25.5% in 1996 compared to 1995. This decrease is attributed to the introduction of an aggressive labor management system and productivity expectations. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits decreased to 28.7% in 1996 from 33.7% in 1995, as the result of the labor management system mentioned above. Sub & Stuff wages and benefits increased by 19.1% in 1996 compared to 1995. This increase is attributed to the same factors which caused the above described increase in sales. As a percentage of Sub & Stuff restaurant sales, the cost of wages and benefits decreased to 33.3% in 1996 from 35.5% in 1995, as the result of the introduction of an aggressive labor management system and productivity expectations into the restaurants.

RESTAURANT OPERATING EXPENSES
     Overall restaurant and operating expenses increased 34.2%, primarily as a result of increased advertising expenses and the inclusion of all operating expenses related to the Sub & Stuff restaurants previously operated through joint ventures. Spaghetti Jack's restaurant operating expenses decreased by 4.4% compared to 1995. As a percentage of Spaghetti Jack's restaurant sales, operating expenses increased to 34.2% in 1996, from 32.2% in 1995. Sub & Stuff restaurant operating expenses increased by 57.6% in 1996 compared to 1995. The acquisition of the joint ventures and opening of two restaurants mentioned above contributed to the increase in operating expenses. The remaining increase is primarily attributed to same restaurant increases in advertising expenses, additional maintenance expense and depreciation and amortization. As a percentage of Sub & Stuff restaurant sales, operating expenses increased to 27.9% in 1996 from 22.5% in 1995 as a result of the factors noted above.

PRE-OPENING EXPENSES

     Pre-opening expenses are those costs associated with the opening of a Company restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training, supplies and miscellaneous expenditures. Such costs are expensed as incurred. During the forty week period ended October 1, 1996 expenses totaled $133,973 as compared to none in the comparable period of 1995. Two Sub & Stuff restaurants have opened and one Sub & Stuff was relocated during 1996, no stores were opened in the comparable period of 1995. Subsequent to the period ended October 1, 1996, the Company opened two Spaghetti Jack's and two Sub & Stuff restaurants and relocated one Sub & Stuff restaurant to a new site which also offers Spaghetti Jack's menu items. Although expenses were incurred during the period ended October 1, 1996, some stores associated with these costs did not open until after period end.

ADMINISTRATIVE EXPENSES

     Administrative expenses increased by 29.4% for the forty week period ended October 1, 1996, compared to the forty week period ended October 3, 1995. This increase is attributed to increased number of staff positions that include a Director of Franchise Development and a Vice President of Operations for Spaghetti Jack's. The increase is also due to increased fixed occupancy costs including higher depreciation and amortization associated with the relocation of the corporate office facility.

OTHER INCOME AND EXPENSE

     During 1996, the Company recorded a provision of $175,855 for a lease obligation on a closed Company-owned restaurant based on management's assessment of the loss exposure to this lease. Changes in interest income between the periods are primarily due to changes in the level of cash available for investment. Interest expense increased by $175,542 to $471,464 for the forty week period ended October 1, 1996, compared to $295,922 for the forty week period ended October 3, 1995. This increase in interest expense is the result of increased borrowing during the period ended October 1, 1996. Equity in income of joint ventures and the minority interest in loss of entities not wholly-owned decreased in 1996 compared to 1995 as a result of the acquisition, by the Company, of such interests during 1995.

INCOME TAXES

     The Company continues to operate unprofitably and to accumulate net operating loss carryforwards and, as a result, does not have taxable income.

TWELVE WEEK PERIODS ENDED OCTOBER 1, 1996 AND OCTOBER 3, 1995

REVENUES

     Revenues decreased 4.0%, primarily as a result of increased couponing as a marketing tool, the lack of advertising via broadcast media and increased competition. Spaghetti Jack's restaurant sales for the twelve week period ended October 1, 1996 decreased 27.1% from the comparable period ended October 3, 1995. The decrease in sales is for the same reasons that overall sales declined mentioned above. Comparable restaurant sales (defined as sales from restaurants open during both fiscal periods for the entire period) for Spaghetti Jack's decreased 23.4% in the aggregate. Sub & Stuff restaurant sales increased 21.2% for the twelve week period in 1996 over the comparable twelve week period in 1995. The increase in sales resulted from the acquisition in August and September 1995 of the remaining interest in three joint ventures (which each owned one restaurant). These acquisitions resulted in the operations of the restaurants being included in the financial statements on a consolidated basis for the full twelve weeks in 1996 versus only a portion of the twelve weeks in 1995. Comparable restaurants sales for Sub & Stuff decreased 18.6% in the aggregate. Spaghetti Jack's royalty income decreased to $26,941 in 1996 from $41,315 in 1995. Sub & Stuff royalty income for the twelve week period was $3,732 in 1996 compared to $1,575 in 1995.

COST OF SALES

     Cost of sales increased 8.4%, primarily as a result of the acquisition of the remaining interests in the joint ventures mentioned above. Spaghetti Jack's food and paper cost decreased by 23.6% in the twelve week period ended October 1, 1996 compared to the comparable period ended October 3, 1995. This decrease is attributed to the decrease in sales discussed above and the sale of a Company-owned restaurant. As a percentage of Spaghetti Jack's restaurant sales, the cost of food and paper increased to 29.6% in 1996 from 28.3% in 1995. Sub & Stuff food and paper cost increased by 21.4% in 1996 compared to 1995. This increase is attributed to the same factors which caused the above described increase in sales. As a percentage of Sub & Stuff restaurant sales, the cost of food and paper remained constant at 32.3% in both 1996 and 1995. Spaghetti Jack's costs of wages and benefits decreased by 23.5% in 1996 compared to 1995. This decrease is attributed to the decrease in sales as described above. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits increased to 30.0% in 1996 from 28.6% in 1995.
This increase is a result of increasing headcount levels in current restaurants, to have trained personnel to transfer to new restaurants. Sub & Stuff wages and benefits increased by in 26.1% in 1996 compared to 1995. This increase is attributed to the same factors which caused the above described increase in sales. As a percentage of Sub & Stuff restaurant sales, the cost of wages and benefits increased to 34.1% in 1996 from 32.8% in 1995. This increase is a result of increasing headcount levels in current restaurants, to have trained personnel to transfer to new restaurants.

RESTAURANT OPERATING EXPENSES

     Overall restaurant and operating expenses increased 10.8% during the twelve week period ended October 1, 1996, over the comparable period for 1995, primarily as a result of increased advertising expenses and the inclusion of all operating expenses related to the Sub & Stuff restaurants previously operated through joint ventures. Spaghetti Jack's restaurant operating expense decreased by 39.7% in 1996 compared to 1995. This decrease is attributed to a decrease in sales. As a percentage of Spaghetti Jack's restaurant sales, operating expense decreased to 31.4% in 1996, from 37.9% in 1995, as a result of decreases in variable costs. Sub & Stuff restaurant operating expenses increased by 41.2% in 1996 compared to 1995. The acquisition of the joint ventures and opening of two restaurants mentioned above contributed to the increase in operating expenses. The remaining increase is primarily attributed to same restaurant increases in advertising expenses, maintenance expense and depreciation and amortization. As a percentage of Sub & Stuff restaurant sales, operating expenses increased to 27.8% in 1996 from 23.9% in 1995 as a result of the decrease in comparable store sales without related reductions in expenses as well as the factors noted above.

PRE-OPENING EXPENSES

     Pre-opening expenses are those costs associated with the opening of a Company restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training, supplies and miscellaneous expenditures. During the twelve week period ended October 1, 1996 expenses totaled $97,389 as compared to none in the comparable period of 1995. No restaurants were opened in the period ended October 1, 1996, however, subsequent to the period, the Company opened two Spaghetti Jack's and two Sub & Stuff restaurants and relocated one Sub & Stuff restaurant to a new site which also offers Spaghetti Jack's menu items.

ADMINISTRATIVE EXPENSES

     Administrative expenses increased by for 28.9% for the twelve week period ended October 1, 1996 compared to the twelve week period ended October 3,

1995. This increase is attributed to increased number of staff positions that include a Director of Franchise Development and a Vice President of Operations for Spaghetti Jack's. The increase is also due to increased fixed occupancy costs including higher depreciation and amortization associated with the relocation of the corporate office facility.

OTHER INCOME AND EXPENSE

     Changes in interest income between the periods are primarily due to changes in the level of cash available for investment. Interest expense increased by $18,184 to $161,859 for the twelve week period ended October 1, 1996, compared to $143,675 for the twelve week period ended October 3, 1995. This increase in interest expense is the result of increased borrowing during the period ended October 1, 1996. Equity in income of joint ventures and the minority interest in loss of entities not wholly-owned decreased in 1996 compared to 1995 as a result of the acquisition, by the Company, of such interests during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its need for liquidity and capital through issuances of common stock and debt. As of October 1, 1996, the Company had approximately $5.7 million in debt. The Company's restaurant operations do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food and supplies. As of October 1, 1996, the Company had a working capital deficit of $2,694,273 as compared to a deficit of $388,467 at October 3, 1995. The increase in working capital deficit is primarily due to a $1.7 million note payable to a stockholder being included in current portion of long-term debt.

     On October 22, 1996 the Company began an initial public offering ("Offering") of its common stock on a best efforts basis, with a minimum of 1,066,667 shares and a maximum of 1,600,000 shares available for sale.
The Offering period will close on or about December 11, 1996.

     During the forty week period ended October 1, 1996 the Company's cash deficit from operations increased by $258,054 as compared to the cash deficit during the forty weeks ended October 3, 1995. This increase in cash deficit is primarily due to the increased net loss.

     During the forty week period ended October 1, 1996 the Company had a cash deficit from investing activities of $355,649 as compared to a deficit of $1,063,541 for 1995. The reduction of the deficit was primarily due to the acquisition of the remaining interest in three joint ventures in 1995 but not in 1996 and proceeds from the sale of a Company owned restaurant in 1996 but not in 1995.

     Capital expenditures during the forty week period ended October 1, 1996 totaled $606,949 as compared to expenditures of $477,269 for the related
period in 1995.   These expenditures are primarily associated with the opening
of new stores.   During 1966, two Sub & Stuff restaurants have opened and one
Sub & Stuff was relocated. Subsequent to the period ended October 1, 1996, the Company opened two Spaghetti Jack's and two Sub & Stuff restaurants and relocated one Sub & Stuff restaurant to a new site which also offers Spaghetti Jack's menu items. During the balance of fiscal 1996, the Company anticipates opening two to three Company-owned Spaghetti Jack's restaurants and three to four Company-owned Sub & Stuff sandwich shops. The amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the development costs associated with such restaurants.

     During the forty week period ended October 1, 1996, the Company had cash flows from financing activities of $837,530 as compared to cash flows of $3,033,581 for the same period in 1995. This decrease in cash flows is primarily due to the Company needing less long term debt during the period.

     In August 1996, the Company obtained a stand-by financing commitment from a private entity controlled by W. Frank Barton to provide a line of credit to the Company up to $750,000 at a rate of 12% per annum, payable quarterly. Subsequent to period end, the Company accessed this line of credit for the full amount. Upon successful completion of the Offering, the Company anticipates that the stock proceeds will be sufficient to repay the line of credit and fund its planned expansion and other operating cash requirements through the end of fiscal year 1997.

                                   PART II
                              OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          None

ITEM 2:   CHANGES IN SECURITIES

          None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          At the Special Meeting of Stockholders of Stoico Restaurant Group, Inc. held on September 16, 1996, the following numbers of votes were cast for the matters indicated:

          1.  Proposal to approve a .407533252 to one reverse stock split.

                                                              Broker
For                  Against               Abstain            Non-Vote
---                  -------               -------            --------
8,474,607              -0-                   -0-                -0-

ITEM 5:   OTHER INFORMATION
          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION
              S-B

         3(a)*       Articles of Incorporation
         3(b)*       Bylaws
         4**         Specimen of Common Stock Certificate
         10(a)(i)*   Mid-Central/Sysco Food Services Distribution Agreement
         10(a)(ii)*  Pre-March, 1996, Spaghetti Jack's form of Area
                     Development Agreement
         10(a)(iii)* Post-March, 1996, Spaghetti Jack's form of Area
                     Development Agreement

         10(a)(iv)*  Pre-March, 1996, Spaghetti Jack's form of Franchise
                     Agreement
         10(a)(v)*   Post-March, 1996, Spaghetti Jack's form of Franchise
                     Agreement
         10(a)(vi)*  Pre-March, 1996, Sub & Stuff form of Area Development
                     Agreement
         10(a)(vii)* Post-March, 1996, Sub & Stuff form of Area Development
                     Agreement
         10(a)(viii)*Pre-March, 1996, Sub & Stuff form of Franchise Agreement 10(a)(ix)* Post-March, 1996, Sub & Stuff form of Franchise Agreement
         10(b)(i)*   Employment Agreement with Timothy J. Jeffrey
         11          Statement re: computation of per share earnings
         27          Financial Data Schedule
_______________________________
* Incorporated by reference to such numbered exhibit filed as part of Registration Statement No. 333-5488-D filed with the Commission on August 29, 1996.

**   Incorporated by reference to such numbered exhibit filed as part of
Registration Statement No. 333-5488-D filed with the Commission on October 28, 1996.

        (b)   REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the three months ended October 1, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DATED: December 5, 1996              STOICO RESTAURANT GROUP, INC.
                                    (Registrant)


                                     /s/ Timothy J. Jeffrey
                                     -------------------------------------
                                     Timothy J. Jeffrey
                                     President and Chief Executive Officer


                                      /s/ Cathy K. Martsolf
                                      -------------------------------------
                                      Cathy K. Martsolf
                                      Senior Vice President of Administration
                                      and Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

            Exhibit Number    Description
            --------------    -----------

            3(a)*             Articles of Incorporation
            3(b)*             Bylaws
            4**               Specimen of Common Stock Certificate
            10(a)(i)*         Mid-Central/Sysco Food Services Distribution
                              Agreement
            10(a)(ii)*        Pre-March, 1996, Spaghetti Jack's form of Area
                              Development Agreement
            10(a)(iii)*       Post-March, 1996, Spaghetti Jack's form of Area
                              Development Agreement
            10(a)(iv)*        Pre-March, 1996, Spaghetti Jack's form of
                              Franchise Agreement
            10(a)(v)*         Post-March, 1996, Spaghetti Jack's form of
                              Franchise Agreement
            10(a)(vi)*        Pre-March, 1996, Sub & Stuff form of Area
                              Development Agreement
            10(a)(vii)*       Post-March, 1996, Sub & Stuff form of Area
                              Development Agreement
            10(a)(viii)*      Pre-March, 1996, Sub & Stuff form of Franchise
                              Agreement
            10(a)(ix)*        Post-March, 1996, Sub & Stuff form of Franchise
                              Agreement
            10(b)(i)*         Employment Agreement with Timothy J. Jeffrey
            11                Statement re: computation of per share earnings
            27                Financial Data Schedule
_____________________________
* Incorporated by reference to such numbered exhibit filed as part of Registration Statement No. 333-5488-D filed with the Commission on August 29, 1996.

**     Incorporated by reference to such numbered exhibit filed as part of
Registration Statement No. 333-5488-D filed with the Commission on October 28, 1996.