Form 10KSB
STOICO RESTAURANT GROUP INC
filed 1997-03-27
CIK 1022076

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-KSB

                             (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

                                  OR

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ___________

                    Commission file number: 333-5488-D

                      STOICO RESTAURANT GROUP, INC.
        (Exact name of Registrant as specified in its charter)

          Delaware                                  48-1177558
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

       3151 N. Rock Road
        Wichita, Kansas                                67226
    (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number including area code       316-636-5776

   Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value         Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-KSB. /__/

   State issuer's revenues for its most recent fiscal year.  $7,517,903
The aggregate market value of the common stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of March 4, 1997 was $4,011,165.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 4, 1997: 5,708,966
Shares

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART I

ITEM 1.  BUSINESS

BACKGROUND

Stoico Restaurant Group, Inc. ("SRG") is in the quick-service restaurant industry, operating through its two wholly-owned subsidiaries, Spaghetti Jack's, Inc. (Spaghetti Jack's ) and Sub & Stuff, Inc. (Sub & Stuff RM) both formed on December 26, 1995. SRG was formed on November 30, 1995.

Prior to December 26, 1995 the operations of the Spaghetti Jack's restaurant concept was conducted by a former company, Spaghetti Jack's, Inc. ("Old SJ's") and the operations of the Sub & Stuff restaurant concept was conducted by a former company, Stoico Food Services, Inc. ("Stoico"). At December 26, 1995, Old SJ's was owned approximately 70.8% by Stoico with the remaining 29.2% ownership held by certain individuals. Effective December 26, 1995, Old SJ's and Stoico reorganized whereby (i) all of the Old SJ's stock owned by Stoico was canceled, (ii) all of the Old SJ's stock owned by certain individuals was exchanged for an equal number of shares of common stock of SRG, a newly formed entity and (iii) each outstanding share of Stoico common stock was exchanged for 1.53 common shares of SRG. Old SJ's and Stoico were consolidated into SRG and the separate existence of Old SJ's and Stoico ceased. Two new entities (Spaghetti Jack's and Sub & Stuff) were then formed, both of which are wholly-owned by SRG; SRG then contributed to Spaghetti Jack's all of the assets and liabilities directly related to the operations of the Spaghetti Jack's restaurant concept and to Sub & Stuff all of the assets and liabilities directly related to the operations of the Sub & Stuff restaurant concept.

GENERAL

The Company operates and franchises quick-service Italian casual dining restaurants under the name "Spaghetti Jack's". The first Company-owned restaurant opened in 1991 and the first franchised Spaghetti Jack's opened in 1993. At December 31, 1996, there were 14 Spaghetti Jack's restaurants in operation, consisting of eight Company-owned and six franchised restaurants.

The Company also operates and franchises quick-service sandwich shops under the name "Sub & Stuff". The first Company-owned sandwich shop opened in 1977 and the first franchised sandwich shop opened in September 1979. At December 31, 1996, there were 21 sandwich shops in operation, consisting of 19 Company-owned and two franchised restaurants.

The Company's objective is to become the leading chain of quick-service casual Italian restaurants and sandwich shops in each of its targeted markets. To accomplish this objective, the Company has developed a strategy designed to achieve a high level of customer satisfaction and repeat business and established brand recognition and acceptance of the Spaghetti Jack's and Sub & Stuff concepts. The key elements of the Company's strategy include:

FOCUS ON CUSTOMER SATISFACTION AND VALUE PRICING. Through its comprehensive management training programs and experienced management team, the Company seeks to ensure that its employees provide customers with an enjoyable dining experience on a consistent basis. The restaurants offer large portions at low prices, providing a significant customer value.

EFFICIENT OPERATING SYSTEMS. The Company believes that its operating systems and restaurant layout result in lower operating costs, improved food quality and superior customer service. The Company has a national distribution contract with the nation's largest food service supplier allowing the Company and its franchisees to take advantage of volume purchasing of food, supplies and equipment. This eliminates the need for each restaurant to order food and equipment from multiple vendors and allows "one-stop" shopping for most restaurant needs.

COMMITMENT TO EMPLOYEE TRAINING AND DEVELOPMENT. The Company is committed to the development and motivation of all its employees through initial and on-going training programs, incentive compensation and opportunities for advancement. The Company offers financial incentives to employees at various levels based on the achievement of performance-related goals. The Company believes that these factors create an entrepreneurial spirit throughout the organization, resulting in a positive work environment and motivated, customer-oriented employees.

FRANCHISE SYSTEM. The Company is committed to developing a strong franchise system by attracting experienced operators, expanding in a controlled manner and ensuring that each franchisee strictly adheres to the Company's high standards. To ensure consistent food quality, each franchisee is required to purchase products that meet strict specifications and are purchased only through approved suppliers. The Company devotes significant resources to assisting its franchisees with employee training, marketing, site selection, store design and construction.

MENU

Spaghetti Jack's philosophy is to provide the patron a value-priced, high-quality, healthful alternative to typically available high-fat, high-sodium "fast food". Each restaurant offers a standard menu of Italian food items featuring pasta dishes, including spaghetti, lasagna and fettuccine. Also available are individual pizzas, salad, fresh-baked garlic bread, dessert and beverages. The carry-out menu includes all dine-in menu items and features trays of lasagna and "spaghetti by the bucket".

The patron's dining experience is enhanced by having all meals prepared fresh when ordered and delivered to the table on ceramic dishes with flatware, rather than disposable ware. All breads are baked fresh daily and unlimited bread and beverage refills are provided.

Sub & Stuff's philosophy is to provide the patron a value-priced, high-quality, healthful alternative to typically available high-fat, high-sodium "fast food". Each restaurant offers a standard menu of made-to-order salads and sandwiches, grilled sandwiches, pita sandwiches, soups-in-a-bread-bowl and "Fantastic" french fries. Additional items available include pasta salad, fresh-baked cookies, beverages and three and six-foot party subs.

RESTAURANT DESIGN AND SITE SELECTION

The Spaghetti Jack's kitchen size and total restaurant equipment package minimize both the cost of restaurant development and the expense and effort needed to prepare all menu items fresh on a daily basis. The restaurant design is adaptable to strip center locations and to new or remodeled free-standing buildings accommodating a drive-thru. In addition, the prototype design is easily replicated to allow quick market penetration.

Each restaurant is designed according to Spaghetti Jack's specifications as an easily accessible establishment with a comfortable and casual atmosphere. The current prototype restaurant is approximately 3,000 to 4,000 square feet in size and may be located in a strip center location or a new or remodeled free standing building which accommodates a drive-thru. The prototype has 33 to 40 tables, seating approximately 100 to 150 customers. A prototype restaurant will employ approximately 25 to 35 employees (full and part time). The restaurants are open seven days a week from 11:00 a.m. to 10:00 p.m.

The Sub & Stuff kitchen size and total restaurant equipment package minimize both the cost of restaurant development and the labor expense and effort needed to prepare all menu items fresh on a daily basis. The restaurant design is adaptable to a strip center location or to a new or remodeled free-standing building which accommodates a drive-thru. In addition, the prototype design is easily replicated to allow for quick market penetration.

Each restaurant is designed according to Sub & Stuff's specifications as an easily accessible establishment with a comfortable and casual atmosphere. The current prototype restaurant is approximately 1,300 to 1,600 square feet in size and may be located in a strip center location or a new or remodeled free-standing building which accommodates a drive-thru. The prototype has 15 to 20 tables, seating approximately 40 to 60 customers. A prototype restaurant will employ approximately 12 to 18 employees (full and part time). The restaurants are open seven days a week from 10:30 a.m. to 10:00 p.m.

MARKETING PROGRAM

The Company's marketing programs target the trade area of each Spaghetti Jack's or Sub & Stuff, making extensive use of distinctive print materials in direct mail, newspaper insert and door-to-door couponing. The local marketing efforts also include a variety of community-oriented events with schools, sport teams, civic organizations and other groups. The Company believes that its marketing programs are cost-effective, while significantly increasing Spaghetti Jack's and Sub & Stuff's visibility among potential customers.

In addition to extensive local store marketing, all Company-owned and franchised Spaghetti Jack's or Sub & Stuff restaurants in co-developed markets are required to join an advertising cooperative ("co-op"). Each store in the market contributes a percentage of sales to the co-op for market-wide programs, such as radio and television. The store level and co-op marketing efforts are supported by print and broadcast advertising materials that are produced by the national marketing fund of each respective concept for use by both the Company and its franchisees. The required national marketing fund contribution is currently 1% of revenues and subject to review from time to time.

PURCHASING

The Company sets quality standards for all products used in Spaghetti Jack's restaurants and Sub & Stuff sandwich shops. Approved suppliers are designated by the Company to ensure that menu items meet the Company's quality standards. All Spaghetti Jack's or Sub & Stuff restaurants are required to purchase from approved suppliers whose products adhere to the Company's proprietary formulas and quality standards.

Currently, the Company has a national distribution agreement with the nation's largest food service distributor which allows penetration into any market nationwide. This contract allows the Company and its franchisees to take advantage of volume purchasing while ensuring an uninterrupted source of supply. All of the equipment and smallwares for both Spaghetti Jack's and Sub & Stuff are also available through this distributor at competitive prices.
The Company receives no rebates on franchisee purchases of food or equipment.

TRADEMARKS

Spaghetti Jack's grants its franchisees the right to operate under the trade name and service mark "Spaghetti Jack's" and under certain other trade names, trademarks, service marks, logotypes and other commercial symbols. The Company is the sole owner and has registered the following marks with the United States Patent and Trademark Office:

Mark                     Registration Date        Serial/Registration Number
-----------------------  --------------------     --------------------------

"Spaghetti Jack's"       April 28, 1992           1,684,756
"JACK" & Figure Design   August 11, 1992          1,707,520
"Spaghetti Jack's Fast
 Italian" & Design
 (Vertical Box Logo)     September 1, 1992        1,712,547
"Spaghetti Jack's Fast
  Italian" & Design
  (Horizontal Box Logo)  October 27, 1992         1,728,436

Sub & Stuff grants its franchisees the right to operate under the trade name and service mark "Sub & Stuff" and under certain other trade names, trademarks, service marks, logotypes and other commercial symbols. Sub & Stuff is the sole owner and has registered the following marks with the United States Patent and Trademark Office:

Mark                     Registration Date       Serial/Registration Number
----------------------   ----------------------  --------------------------

"Sub & Stuff Design"     April 15, 1980           1,133,359
"Sub & Stuff"            October 12, 1982         1,212,799

The Company is not aware of any determinations of the United States Patent and Trademark Office, trademark trial and appeal board, the trademark administrator of any state, or any court of any pending infringement, opposition or cancellation proceeding or any pending litigation with respect to any of the marks.

FRANCHISE PROGRAM

GENERAL. The Company believes that the low initial capital investment needed to develop a Spaghetti Jack's and Sub & Stuff will allow the Company to attract franchisees with significant restaurant experience. The Company considers future franchising efforts to be a vital part of the Company's growth. See "Business-Unit Economics". At December 31, 1996 there were six franchised Spaghetti Jack's operating in three states and two franchised Sub & Stuff sandwich shops operating in Kansas. At December 31, 1996 the Company had development agreements signed which anticipated the opening of approximately 14 additional restaurants through the year 2000. There can be no assurance that all of these restaurants will be opened or that the development schedule set forth in the development agreements will be achieved.

APPROVAL. Franchisees are approved on the basis of the applicant's business background, restaurant operating experience and financial resources. The

Company generally seeks franchisees who will enter into development agreements for multiple restaurants. The Company seeks franchisees that have restaurant experience or, in the case of franchisees who do not have restaurant experience, the Company requires the franchisee to hire a full time operator who has verifiable operating experience.

DEVELOPMENT AND FRANCHISE AGREEMENTS. The Company enters into development agreements with its franchisees for the construction of two or more restaurants over a defined period of time within a specified geographic area.

Under Spaghetti Jack's current standard development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $25,000 for the first restaurant and $5,000 for each additional restaurant covered by the development agreement. A subsequent fee of $20,000 is due for each additional restaurant and is payable to the Company upon signing the franchise agreement for a specific location. Generally, a franchise agreement is executed when a franchisee secures a location. Spaghetti Jack's current franchise agreement provides for a term of 10 years (with two five-year renewal options) and payment of a royalty fee of 5% of sales. Upon termination or non-renewal of the franchise agreement, the franchisee is required to refrain from using the Spaghetti Jack's trade name, trademarks, signs, emblems, displays, manuals and, in certain circumstances, to not compete in the business of food service within one and one-half miles of the franchised restaurant for a period of one year. Furthermore, Spaghetti Jack's has the option to purchase the land and building constituting the franchised restaurant, including equipment, furnishings and signs.

Under Sub & Stuff's current standard development agreement, the franchisee is required to pay, at the time of signing the agreement, a non-refundable fee of $15,000 for the first restaurant and $5,000 for each additional sandwich shop covered by the development agreement. A subsequent fee of $10,000 is due for each additional restaurant and is payable to the Company upon signing the franchise agreement for a specific location. Generally, a franchise agreement provides for a term of 10 years (with two five-year renewal options) and payment of a royalty fee of 6% of sales. Upon termination or non-renewal of the franchise agreement, the franchisee is required to refrain from using the Sub & Stuff trade name, trademarks, signs, emblems, displays, manuals and, in certain circumstances, to not compete in the business of food service within one and one-half miles of the franchised restaurant for a period of one year. Furthermore, Sub & Stuff has the option to purchase the land and building constituting the franchised restaurant, including equipment, furnishings and signs.

FRANCHISE RESTAURANT DEVELOPMENT. The Company provides each franchisee with assistance in selecting sites and developing restaurants. The Company provides its franchisees with the physical specifications for typical restaurants, both for free-standing and strip shopping center locations. Each franchisee is responsible for selecting the location for its restaurants, but must obtain Company approval of each restaurant location based on accessibility of the site and targeted demographic factors, including population density, income, age and traffic.

FRANCHISE TRAINING AND SUPPORT. Every franchisee is required to have a principal operator approved by the Company who satisfactorily completes the Company's three-week training program and devotes his or her full business time and efforts to the operations of the Spaghetti Jack's restaurant or Sub & Stuff sandwich shop. Each manager of a franchised operation is also required to complete the Company's three-week training program. In addition to this program, the Company provides an on-site training crew three days before and seven days after the opening of a franchised operation. Thereafter, the Company's franchise consultants maintain constant communication with the franchise community, relating operating, marketing information and new ideas between the Company and franchisees.

FRANCHISE OPERATIONS. All franchisees are required to operate their Spaghetti Jack's restaurants and Sub & Stuff sandwich shops in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

At December 31, 1996, the Company had eight franchisees, six of whom were Spaghetti Jack's franchisees and two of whom were Sub & Stuff franchisees. In November 1996, one Spaghetti Jack's franchise restaurant ceased doing business. The Company believes that the financial difficulties experienced by the failed restaurant resulted in part from poor site selection and
operational difficulties unique to that franchisee.   The Company has the
ability to re-franchise the territory or retain it for Company development.

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality. There are many well-established competitors with substantially greater financial and other resources than the Company. Within the Italian quick-service casual segment of the restaurant industry, Spaghetti Jack's believes that its primary competitor is Fazoli's. Within the sandwich shop segment of the restaurant industry, Sub & Stuff believes that its primary competitors are Subway Sandwiches & Salads, Blimpies Subs & Salads and Quizno's Classic Subs.

GOVERNMENT REGULATION

The Company, its franchisees and each of their operations are subject to licensing and regulation by a number of government authorities, including health, safety, sanitation, building and fire agencies in the state or municipality in which the operation is located. Operating costs in the restaurant industry are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes, compliance with the Americans With Disabilities Act and similar matters. The Company is also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many states' franchise laws impose substantive requirements on the franchise agreement, including limitations on non-competition provisions and the termination or non-renewal of a franchise.

EMPLOYEES

At December 31, 1996, the Company employed approximately 370 employees, of whom approximately 290 were restaurant employees, 60 were restaurant management and supervisory personnel and 20 were corporate employees. Most restaurant employees work part-time and are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

All but one of the Company's restaurants are located in leased space. The initial term of most of the Company's leases are five years and provide for one or more options to renew for at least one additional term. All of the Company's leases specify a fixed annual rent. Generally, the leases require the Company to pay all or a portion of the cost of insurance, taxes and utilities. Of the 27 Company-owned operations open at December 31, 1996, the leases expire over a period from 1997 through 2015 (assuming the exercise of all renewal options).

The Company leases approximately 4,400 square feet of corporate office space located in Wichita, Kansas. The lease on this space expires in November 2006. The Company believes that this office space will be sufficient for the coming 12 months.

     RESTAURANT LOCATIONS

The following chart sets forth, as of December 31, 1996, the locations of the restaurants in operation:

Company Owned Restaurants        Location                Date Opened
-------------------------        --------------          ---------------
Spaghetti Jack's                 Hutchinson, KS          April 1991
Spaghetti Jack's                 Wichita, KS             May 1992
Spaghetti Jack's                 Wichita, KS             December 1993
Spaghetti Jack's                 Wichita, KS             November 1995
Spaghetti Jack's                 Manhattan, KS           October 1996
Spaghetti Jack's                 Oklahoma City, OK       October 1996
Spaghetti Jack's                 Salina, KS              December 1996
Spaghetti Jack's                 St. Joseph, MO          December 1996
Sub & Stuff                      Hutchinson, KS          August 1977
Sub & Stuff                      Wichita, KS             March 1978
Sub & Stuff                      Wichita, KS             September 1978
Sub & Stuff                      Wichita, KS             January 1980
Sub & Stuff                      Wichita, KS             October 1981
Sub & Stuff                      Salina, KS              March 1986
Sub & Stuff                      South Hutchinson, KS    March 1987
Sub & Stuff                      Wichita, KS             June 1987
Sub & Stuff                      Wichita, KS             November 1987
Sub & Stuff                      Wichita, KS             November 1989
Sub & Stuff                      Wichita, KS             November 1989
Sub & Stuff                      Wichita, KS             November 1993
Sub & Stuff                      Wichita, KS             February 1994
Sub & Stuff                      Wichita, KS             March 1994
Sub & Stuff                      McPherson, KS           March 1996
Sub & Stuff                      El Dorado, KS           June 1996
Sub & Stuff                      Arkansas City, KS       November 1996
Sub & Stuff                      St. Joseph, MO          November 1996
Sub & Stuff                      Wichita Falls, TX       December 1996
Spaghetti Jack's                 Wichita, KS             February 1994
Spaghetti Jack's                 Olathe, KS              April 1994
Spaghetti Jack's                 Wichita, KS             July 1994
Spaghetti Jack's                 Sioux Falls, SD         November 1994
Spaghetti Jack's                 Lee Summit, MO          December 1994
Spaghetti Jack's                 Wichita, KS             March 1995
Sub & Stuff                      Derby, KS               September 1979
Sub & Stuff                      Wellington, KS          May 1996

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings involving claims against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                 [Remainder of page intentionally blank]

                                  PART II

ITEM 5.  MARKET FOR COMMON STOCK

The Company's stock was tradable on the NASD's Over-the-Counter pink sheets under the symbol "SRGI" between December 27, 1996 and February 4, 1997, however, no bid or quotation information is available for that period. On February 4, 1997, the Company's stock became tradable on the NASD's Over-the-Counter Bulletin Board. Prior to these dates, there was no trading market for the common stock.

The following table sets forth the Company's sales of unregistered securities in the last fiscal year. In each instance the Company claims exemption from registration for these issuances under Section 4(2) of the Securities Act of 1933. No underwriters were involved in any of such sales nor were any commissions or similar fees paid by the Company with respect thereto.

                  TITLE OF             AMOUNT OF
     DATE        SECURITIES       SECURITIES SOLD OR
   OF SALE         SOLD               EXCHANGED         IDENTITY OF PURCHASER

  01/02/96        Common             378,873            Timothy J. Jeffrey(1)
  01/16/96        Common             155,881            Barton Family
                                                        Limited Partnership(2)
  04/18/96        Common              40,753            W. Frank Barton(3)

(1)  Exercise of stock option granted by the Company.
(2) Exercise of stock option in connection with $3,000,000 loan to the Company. See "Certain Relationships and Related Transactions"
(3) Exercise of stock option in connection with $1,000,000 loan to the Company. See "Certain Relationships and Related Transactions"

DIVIDEND POLICY

The Company has not declared or paid any cash dividends on the shares of common stock. The Company does not anticipate paying any cash dividends or other distributions on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest all earnings to finance the expansion of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Company-Owned And Franchised Restaurants Opened at End of Period


                                         Year Ended
                                December 31,     December 26,
                                   1996              1995
                                -----------------------------

Spaghetti Jack's
     Company-Owned                   8                  5
     Franchised                      6                  6
Sub & Stuff
     Company-Owned                  19                 14
     Franchised                      2                  1


RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's statement of operations expressed as a percentage of revenues:

                                          Year Ended
                             December 31,    December 26,    December 31,
                                1996            1995             1994
                             --------------------------------------------

Revenues                       100.00%         100.00%          100.00%
Cost of sales                   61.33           65.20            68.12
Restaurant operating expenses   27.92           26.92            22.23
Pre-opening expenses             3.77            1.21             0.64
Administrative expenses         28.80           22.94            15.21
Noncash compensation expense     0.18           18.75             0.00
Other income (expense)        (  8.57)         ( 4.52)          ( 1.62)
Income taxes                     0.00            0.00             0.00
Net loss                       (30.57)         (39.54)          ( 7.82)

YEAR ENDED DECEMBER 31, 1996 AND DECEMBER 26, 1995

REVENUES

Revenues in fiscal year ended December 31, 1996 increased 20.6% over fiscal year ended December 26, 1995, primarily for the reasons discussed below. Spaghetti Jack's restaurant sales increased 8.3% in 1996. The increase in sales is the result of the opening of four Company-owned restaurants during 1996. Comparable restaurant sales (defined as sales from restaurants open during both fiscal periods for the entire period) for Spaghetti Jack's decreased 8.4% in the aggregate. Sub & Stuff restaurant sales increased 26.5% in 1996, primarily as a result of five new restaurants being opened in 1996 and from the acquisition in August and September 1995 of the remaining interest in three joint ventures (which each owned one restaurant). These acquisitions resulted in the operations of the restaurants being included in the financial statements on a consolidated basis for the full fiscal year in 1996 versus for only a portion of 1995 (prior to acquisition the joint ventures were recorded under the equity method). Comparable restaurants sales for Sub & Stuff decreased 3.1% in the aggregate. These decreases in comparable restaurant sales for Spaghetti Jack's and Sub & Stuff are due to the increased couponing as a marketing tool, the lack of broadcast media advertising and increased competition. Spaghetti Jack's royalty income decreased 1.3% in 1996 over 1995. Sub & Stuff royalty income increased 47.2% in 1996 over 1995. Spaghetti Jack's franchise fees in 1996 were $25,000, which is the result of the addition of one franchise restaurant in 1996. One Sub & Stuff franchise opened in 1996, resulting in $9,000 in franchise fees.

COST OF SALES

Cost of sales increased 13.4%, primarily as a result of the opening of nine Company-owned restaurants as well as the acquisition of the remaining interests in the joint ventures mentioned above. Spaghetti Jack's food and paper cost increased by 3.3% in 1996 compared to 1995. This increase is attributed to the opening of four new Company-owned restaurants partially offset by increased operational efficiencies. As a percentage of Spaghetti Jack's restaurant sales, the cost of food and paper decreased to 28.8% in 1996 from 30.2% in 1995. Sub & Stuff food and paper cost increased by 18.2%. This increase is attributed to the opening of five Company-owned restaurants partially offset by substantial gains in operational efficiencies. As a percentage of Sub & Stuff restaurant sales, the cost of food and paper decreased to 31.3% in 1996 from 33.5% in 1995, as a result of operational efficiencies. Spaghetti Jack's costs of wages and benefits increased by 0.1% in 1996 compared to 1995. This increase is attributed to the staffing of four new Company-owned restaurants, partially offset by the introduction of an aggressive labor management system and productivity expectations. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits decreased to 30.3% in 1996 from 32.8% in 1995, as the result of the labor management system mentioned above. Sub & Stuff wages and benefits increased by 19.5% in 1996 compared to 1995. This increase is attributed to staffing of five new Company-owned restaurants. As a percentage of Sub & Stuff restaurant sales, the cost of wages and benefits decreased to 33.0% in 1996 from 34.9% in 1995, as the result of the introduction of an aggressive labor management system and productivity expectations into the restaurants.

RESTAURANT OPERATING EXPENSES

Overall restaurant operating expenses increased 25.1%, primarily as a result of the opening of nine Company-owned restaurants as well as the increased advertising expenses and the inclusion of all operating expenses related to the Sub & Stuff restaurants previously operated through joint ventures. Spaghetti Jack's restaurant operating expenses increased by 8.8% in 1996 compared to 1995. This increase is attributed to the opening of four new restaurants and to the increases in depreciation and amortization partially offset by decreases in semi-variable costs and advertising. As a percentage of Spaghetti Jack's restaurant sales, operating expenses increased to 31.9% in 1996, from 31.8% in 1995, as a result of the factors noted above. Sub & Stuff restaurant operating expenses increased by 35.3% in 1996 compared to 1995. The acquisition of the joint ventures and opening of five restaurants mentioned above contributed to the increase in operating expenses. The remaining increase is primarily attributed to same restaurant increases in advertising expenses, additional maintenance expense and depreciation and amortization.
As a percentage of Sub & Stuff restaurant sales, operating expenses increased to 27.1% in 1996 from 25.3% in 1995 as a result of the factors noted above.

PRE-OPENING EXPENSES

Pre-opening expenses are those costs associated with the opening of a Company restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training, supplies and miscellaneous expenditures. During the fiscal year ended December 31, 1996 expenses totaled $283,272 as compared to $75,468 in 1995. Four Spaghetti Jack's and five Sub & Stuff restaurants were opened during fiscal 1996. One Spaghetti Jack's was opened in 1995. Subsequent to December 31, 1996, the Company has opened two Spaghetti Jack's and three Sub & Stuff restaurants. Costs are expensed as incurred, as a result, the stores associated with some of the costs recorded in 1996 may not have opened until after fiscal year end 1996.

ADMINISTRATIVE EXPENSES

Administrative expenses increased by 51.4% in 1996, compared to 1995. This increase is attributed to the increased number of staff positions that include a Director of Franchise Development, Vice President of Operations for Spaghetti Jack's, Controller and two Administrative positions. The increase is also due to increased fixed occupancy costs including higher depreciation and amortization associated with the relocation of the corporate office facility.

OTHER INCOME AND EXPENSE

During 1996, the Company recorded a provision of $175,855 for a lease obligation on a closed Company-owned restaurant based on management's assessment of the loss exposure to this lease. Changes in interest income between the periods are primarily due to changes in the level of cash available for investment. Interest expense increased to $579,599 for the year ended December 31, 1996, compared to $436,396 for the year ended December 26, 1995. This increase in interest expense is the result of increased borrowing during 1995 and 1996. Equity in income of joint ventures and the minority interest in loss of entities not wholly-owned decreased in 1996 compared to 1995 as a result of the acquisition, by the Company, of such interests during 1995.

INCOME TAXES

The Company continues to operate unprofitably and to accumulate net operating loss carryforwards and, as a result, does not have taxable income.

YEAR ENDED DECEMBER 26, 1995 AND DECEMBER 31, 1994

REVENUES

Revenues increased 13.2%, primarily as a result of new restaurant openings. Spaghetti Jack's restaurant sales increased 29.3% over 1994. The increase in sales is the result of the increased number of operating periods of Company-owned restaurants due to two additional restaurants being opened during a portion of 1995. Comparable restaurant sales for Spaghetti Jack's decreased $117,022 in the aggregate because these restaurants operated at lower sales levels. Sub & Stuff restaurant sales increased 7.4% in 1995 over 1994. The increase in sales is the result of two restaurants opened for only a portion of 1994 but all of 1995, and the additional sales arising from the acquisition and consolidation of the remaining interests in the three joint ventures for a portion of 1995. Comparable restaurants sales for Sub & Stuff increased $181,559 in the aggregate. The increase is attributed primarily to successful new menu item introductions. Spaghetti Jack's royalty income increased to $119,661 in 1995 from $74,323 in 1994. This increase is attributed to the opening of additional franchise restaurants in 1995. Sub & Stuff royalty income in 1995 was $8,862, as compared to $16,887 in 1994.

COST OF SALES

Cost of sales increased 8.3%, primarily as a result of new restaurant openings. Spaghetti Jack's food and paper cost increased by 28.1% in 1995 compared to 1994. This increase is attributed to the aforementioned increase in the number of operating periods of Spaghetti Jack's restaurants in 1995.
As a percentage of Spaghetti Jack's restaurant sales, the cost of food and paper decreased to 30.2% in 1995 from 30.5% in 1994, as a result of operational efficiencies and a national distribution agreement with a national food service distributor. Sub & Stuff food and paper cost decreased by 4.4% in 1995 compared to 1994. This decrease is attributed to a decrease in the cost of food to the restaurants, which was partially offset by an increase in the cost of paper. As a percentage of Sub & Stuff restaurant sales, the cost of food and paper decreased to 33.5% in 1995 from 34.4% in 1994, as a result of operational efficiencies and a national distribution agreement with a national food service distributor. Spaghetti Jack's costs of wages and benefits increased by 20.7% in 1995 compared to 1994. This increase is attributed to the increase in the number of operating periods of Spaghetti Jack's restaurants in 1995. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits decreased to 32.8% in 1995 from 35.2% in 1994, as a result of continued improvement in operational efficiencies. Sub & Stuff wages and benefits increased by in 0.3% in 1995 compared to 1994. This increase is attributed to the increased number of operating periods of Company-owned restaurants in 1995. As a percentage of Company-owned restaurant sales, the cost of wages and benefits decreased to 34.9% in 1995 from 37.3% in 1994, as a result of continued gains in operational efficiencies.

RESTAURANT OPERATING EXPENSES

Overall restaurant operating expenses increased 37.0%, primarily related to increased advertising expenses and new restaurant openings. Spaghetti Jack's restaurant operating expenses increased by 65.4% in 1995 compared to 1994. This increase is primarily attributed to the increased number of operating periods of Spaghetti Jack's restaurants in 1995, an increase in advertising and an increase in restaurant opening expenses. As a percentage of Spaghetti Jack's restaurant sales, operating expense increased to 31.8% in 1995, from 27.7% in 1994, as a result of these increased costs and expenses. Sub & Stuff restaurant operating expenses increased by 25.2% in 1995 compared to 1994. This increase is attributed to the increased number of operating periods of Sub & Stuff restaurants in 1995, increased advertising expenses and the inclusion of the three joint venture restaurants acquired in August and September of 1995 on a consolidated basis. As a percentage of Sub & Stuff restaurant sales, operating expenses increased to 25.3% in 1995 from 21.7% in 1994 as a result of the reasons noted above.

PRE-OPENING EXPENSES

Pre-opening expenses are those costs associated with the opening of a Company restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training, supplies and miscellaneous expenditures. During the year ended December 26, 1995 expenses totaled $75,468 as compared to $35,315 in 1994. One Company-owned restaurant was opened in 1995 and two were opened in 1994.

ADMINISTRATIVE EXPENSES

Administrative expenses increased by 70.7% for the year ended December 26, 1995 compared to the year ended December 31, 1994. This increase is attributed to the building of the management team. The following positions were added, at various times during 1995: President and Chief Executive Officer, Director of Marketing and Director of Real Estate and Construction. The Company's corporate office facility was relocated in late 1995. Additional costs were incurred for the production and creation of franchising materials.

NON-CASH COMPENSATION EXPENSE

During 1995, the Company and the Company's then majority stockholder, Louis Stoico, Jr., granted stock options to various employees of the Company. The exercise prices of such options were less than the estimated market value of the underlying common stock at the measurement date; accordingly, compensation expense of $1,169,115 was recorded in the consolidated statement of operations for the year ended December 31, 1995. A corresponding increase in additional paid-in capital has also been reflected for these options.

OTHER INCOME AND EXPENSE

Interest expense increased by $221,224 to $436,396 for the year ended December 26, 1995. This increase in interest expense is the result of increased borrowing during 1995.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has satisfied its need for liquidity and capital through issuances of common stock and debt. On October 22, 1996 the Company began an initial public offering ("Offering") of its common stock. The Offering was made on a best efforts basis, with a minimum of 1,066,667 shares and a maximum of 1,600,000 shares available for sale. The offering closed on December 18, 1996. A total of 1,401,944 shares were issued, providing the Company gross proceeds of $10,514,580 and net proceeds of $9,817,863. Part of those proceeds provided to the Company were used to reduce the Company's debt, which as of December 31, 1996, was approximately $200,000. The Company's restaurant operations do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food and supplies. As of December 31, 1996, the Company had a working capital surplus of $112,789 as compared to a deficit of $388,467 at December 31, 1995. The increase in working capital is primarily due to the increase in cash and cash equivalents, as a result of the successful Offering.

During the year ended December 31, 1996, the Company's cash deficit from operations was $1,969,292 as compared to the cash deficit of $758,311 for the year ended December 26, 1995. This increase in cash deficit is due primarily to the fact that the $2.5 million loss in 1995 included a significant amount of non-cash compensation expense, whereas the $2.3 million loss in 1996 did not.

During the year ended December 31, 1996, the Company had a cash deficit from investing activities of $1,869,681 as compared to a deficit of $1,511,867 for 1995. The increase in the deficit was primarily due to the purchases of property, plant and equipment related to the increased number of restaurant openings in 1996. This increase was partially offset by the acquisition of the remaining interest in three joint ventures in 1995 but not in 1996 and proceeds from the sale of a Company owned restaurant in 1996 but not in 1995.

Capital expenditures during the year ended December 31, 1996 totaled
$2,123,649 as compared to expenditures of $925,595 for 1995.   These
expenditures are primarily associated with the opening of new stores. During 1996, four Spaghetti Jack's restaurants and five Sub & Stuff restaurants were opened and two Sub & Stuff restaurants were relocated. Subsequent to December 31, 1996, the Company opened two Spaghetti Jack's and three Sub & Stuff restaurants. During the balance of fiscal 1997, the Company anticipates opening four to five Company-owned Spaghetti Jack's restaurants and four to five Company-owned Sub & Stuff sandwich shops. At December 31, 1996, the Company is committed for future expenditures that have not been accrued in the financial statements totaling approximately $1,000,000 related to the construction of new stores. The amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the development costs associated with such restaurants.

During the year ended December 31, 1996, the Company had cash flows from financing activities of $5,326,352 as compared to cash flows of $3,023,032 for the year ended December 26, 1995. This increase in cash flows is primarily due to the proceeds from the Offering, partially offset by the payments on long-term debt.

The Company incurred losses for the years ended December 31, 1996 and December 26, 1995 of $2.3 million and $2.5 million resulting in cash used by operating activities of $2.0 million and $.8 million in 1996 and 1995, respectively.

Based upon the Company's level of working capital at December 31, 1996 and the above described commitments for future property and equipment expenditures, the Company would not be able to sustain losses or use of cash by operating activities similar to the levels incurred in 1996 and 1995 without obtaining additional financing. The Company does not presently have any commitments to obtain additional financing. Management's plans to address these issues include the opening of new stores in late 1996 and early 1997, which management anticipates will substantially improve operating results. Other plans to improve cash flow from operations include (i) reduction of interest expense as a result of the retirement of debt, (ii) reduction of certain administrative expenses and (iii) increased franchising activity. Additionally, the Company may seek additional financing, if determined necessary or desirable by management.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are filed under this item, beginning on page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS OF REGISTRANT

LOUIS STOICO, JR.
     Mr. Stoico has been a director of the Company since 1995 and a member of the Compensation Committee since August 1996. Mr. Stoico founded the Company in 1977 and Spaghetti Jack's in 1991. He is currently Chairman of the Board and President of Stoico Restaurant Group, Inc.

     Term of Office: Term expires May 1998
     Age: 55

JAMES M. ASH
     Mr. Ash has been a director of the Company since 1995. He is currently Assistant Secretary and has been a member of the Compensation Committee since August 1996. Mr. Ash is an attorney with Blackwell Sanders Matheny Weary & Lombardi L.C., based in Kansas City, Missouri, and specializes in corporate finance transactions, including public offerings and mergers and acquisitions.

See "Legal Matters."

     Term of Office: Term expires May 1997
     Age: 40

JOHN T. MOSLEY
     Mr. Mosley has been a director of the Company since 1995 and a member of the Audit Committee since August 1996. Mr. Mosley is an Executive Vice President and the Chief Financial Officer for Sheplers, Inc., a western clothing store chain based in Wichita, Kansas.

     Term of Office: Term expires May 1998
     Age: 48

CRAIG BARTON
     Mr. Barton has been a director of the Company since December 19, 1996, and a member of the Audit Committee since February 1997. Mr. Barton has been President of Apollo Capital Corporation since June 1996, a corporation which acquires real estate properties, oil and gas properties as well as other securities. From 1994 to May 1996 he was President of Quasar Energy, Inc. From 1988 to 1994, Mr. Barton was President of Delbarco, Inc. the predecessor of Apollo Capital.

     Term of Office: Term expires May 1999
     Age: 36

EXECUTIVE OFFICERS OF REGISTRANT

LOUIS STOICO, JR.
     See "Directors of Registrant."

GARY L. POULTON
     Mr. Poulton has been employed by the Company since 1977. He is currently Executive Vice President of Stoico Restaurant Group, Inc. responsible for purchasing, distribution and product development.

     Term of Office: April 1979 to Present
     Age: 42

CATHY K. MARTSOLF
     Ms. Martsolf has been employed by the Company since June 1991, and is currently Senior Vice President Administration of Stoico Restaurant Group, Inc. Ms. Martsolf is married to John E. Martsolf.

     Term of Office: January 1992 to Present
     Age: 41

SCOTT D. NAIL
     Mr. Nail has been employed by the Company since June 1995, and is currently Senior Vice President of Operations, responsible for both Sub & Stuff and Spaghetti Jack's restaurant concepts. From June 1993 to May 1995, Mr. Nail was employed by a Subway franchisee as Director of Operations in Atlanta, Georgia. From June 1984 to May 1993, Mr. Nail was employed by Pizza Hut of America, Inc. as an area manager.


     Term of Office: June, 1995 to Present
     Age: 33

JOHN E. MARTSOLF
     Mr. Martsolf has been employed by the Company since June 1994 and is currently Vice President of Franchise Development of Stoico Restaurant Group, Inc. From June 1992 to May 1994, Mr. Martsolf was employed as a National Account Executive for U.S. Foodservice, a food distributor in Oklahoma City, Oklahoma. From June 1981 to May 1992, Mr. Martsolf was President of Lamar Distribution Services, Inc. in Wichita, Kansas. Mr. Martsolf is married to Cathy K. Martsolf.

     Term of Office: June 1994 to Present
     Age: 55

DONALD E. FOWLER
     Mr. Fowler has been employed by the Company since June 1996, and is currently Vice President of Real Estate and Construction of Stoico Restaurant Group, Inc. From March 1993 to March 1996, Mr. Fowler was employed by Thorn Americas, Inc. as the Director of Store Development. From March 1992 to March 1993, Mr. Fowler was self employed in the field of property and environmental inspections. From March 1972 to March 1992, Mr. Fowler was employed by McDonald's Corporation as Director of Development.

      Term of Office: January 1997 to Present
      Age: 56

NOMINEES FOR DIRECTOR

JAMES M. ASH
     Mr Ash's term as director expires in May 1997. For additional information regarding Mr. Ash, see "Directors of Registrant."

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

To the Company's knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent holders were satisfied during the fiscal year ended December 31, 1996, except that one Form 3 for each of Ms. Martsolf and Messrs. Nail, Poulton, Stoico, Singleton, Martsolf, Miller, Ash and Jeffrey was filed several days after the effective date of the Company's registration statement under the Securities Act of 1933. In addition, Mr. Jeffrey failed to file a Form 5.

                   [Remainder of page intentionally left blank]

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer of the Company and the other most highly compensated executive officer of the Company whose compensation exceeded $100,000 during fiscal years 1994, 1995 or 1996. Mr. Jeffrey resigned from the Company in December 1996.

SUMMARY COMPENSATION TABLE

                         OTHER ANNUAL RESTRICTED STOCK

NAME AND PRINCIPAL                                  ALL OTHER
    POSITION         YEAR  SALARY($)  COMPENSATION  ($) COMPENSATION
------------------- -----  ---------  ------------  ----------------

Louis Stoico, Jr.    1996   $ 63,462    $  9,000(1)   $  2,736(2)
   Chairman of the   1995   $108,223    $  9,000(1)   $  3,264(2)
   Board & President 1994   $ 87,692    $  9,000(1)   $  3,152(2)

Timothy J. Jeffrey
   Former Chief      1996   $132,692    $ 11,314(3)   $ 15,923(4)
   Executive Officer 1995   $112,824(5) $  7,956(3)   $ 18,548(6)
   & President       1994       ----           ----          ----

(1) Monthly car allowance of $750.
(2) Consists of premiums paid by the Company for health and life insurance.
(3) Consists of amounts paid for a membership at Wichita Country Club and a monthly car allowance of $750.
(4) Consists of $10,500 paid during 1996 for housing expense and premiums paid by the Company for health and life insurance.
(5) Mr. Jeffrey was employed for only a portion of fiscal 1995 and was not an employee during fiscal 1994.
(6) Consists of $13,110 paid during 1995 for housing expense and premiums paid by the Company for health and life insurance.


              OPTION EXERCISES AND YEAR-END VALUE TABLE

              SHARES
             ACQUIRED
                ON       VALUE                  UNEXER-             UNEXER-
NAME         EXERCISE   REALIZED  EXERCISABLE  CISABLE  EXERCISABLE CISABLE
------------ ---------- --------  -----------  -------- ----------- --------

Timothy J.
Jeffrey      378,873(1) $600,527       0          0          $0        $0
             311,763(2) $495,000       0          0          $0        $0

(1) Options granted by the Company.
(2) Options granted personally by Louis Stoico, Jr.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of December 31, 1996, (i) by each shareholder who is known by the Company to own beneficially more than 5% of the common stock, (ii) by each director, (iii) by each executive officer named in the Summary Compensation Table set forth under "Executive Compensation", and (iv) by all executive officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

NAME AND ADDRESS OF          AMOUNT & NATURE OF        CLASS COMMON
BENEFICIAL OWNER             BENEFICIAL OWNER          PERCENT OF CLASS
---------------------       ----------------------     --------------------

W. Frank Barton
P.O. Box 781581
Wichita, KS  67278              1,593,268(1)                 27.9%

Louis Stoico, Jr.
3151 N. Rock Road
Wichita, KS  67226              1,370,712                    24.0%

Timothy J. Jeffrey
49736 Cooke Avenue
Plymouth, MI  48170               734,240(2)                 12.9%

Robert W. Singleton
P.O. Box 780357
Wichita, KS  67226                618,226(3)                 10.8%

Gary L. Poulton
3151 N. Rock Road
Wichita, KS  67226                405,005(4)                 7.0%

John T. Mosley
3151 N. Rock Road
Wichita, KS  67226                 18,360(5)                   *

James M. Ash
Two Pershing Square
2300 Main Street, Suite 1100
Kansas City, MO  64108             13,039(5)                   *

Craig W. Barton
P.O. Box 781581
Wichita, KS  67278                 10,000                      *

All directors and executive
officers as a group (9)         1,871,862                   32.8%

*    Less than one percent.

(1) Includes stock owned by the Barton Family Limited Partnership of which W. Frank Barton is the general partner.
(2) Includes 100 shares of  which he is the beneficial owner.
(3) Includes a currently exercisable option to acquire 815 shares of common stock at an exercise price of $2.45 per share.
(4) Includes 150 shares of which he is the beneficial owner.

(5) Includes a currently exercisable portion of an option to acquire a total of 4,075 shares of common stock at an exercise price of $2.45 per share. Such options vest at a rate of 20% over a five year period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 11, 1996 and July 17, 1996, the Company made loans, of $158,127 and $66,873 respectively, each of which bears interest at a rate of 5.5% per annum to Timothy J. Jeffrey, the former President, Chief Executive Officer and Director of the Company. These loans are payable on March 31, 1997 and July 31, 1997, respectively.

In June 1995, the Company and the Barton Family Limited Partnership entered into a promissory note with an original principal amount of $3,000,000 maturing June 1, 2000, with an interest rate fixed at 10% per annum. This note was secured by all the tangible property, intangible property and inventory of the Company along with 1,309,466 shares of common stock owned by Louis Stoico, Jr. and 311,763 shares of common stock owned by Timothy J. Jeffrey. In July 1996, the Company and W. Frank Barton entered into a promissory note with an original principal amount of $1,000,000 maturing June
1, 2000 with an interest rate fixed at 10% per annum.   In addition, in August
1996, an entity controlled by W. Frank Barton opened a line of credit to the Company up to $750,000 accruing interest at a fixed rate of 12% per annum payable quarterly. On November 7, 1996, the Company accessed this line of credit for the full amount. All of the aforementioned amounts owed to the Barton Family Limited Partnership and to W. Frank Barton were repaid as of December 12, 1996.

On December 20, 1996 the Company repaid loans made by Robert W. Singleton, a 10.8% shareholder and former Director, in the amount of $1,700,000.

In December 1996, the Company paid $76,000 in legal fees to Blackwell Sanders Matheny Weary & Lombardi L.C. for legal services provided to the Company in its initial public offering. James M. Ash, a member of this law firm, is a member of the Board of Directors of the Company and owns 12,224 shares of common stock and an option to acquire 4,075 shares at an exercise price of $2.45 per share.

Barton Enterprises, Inc., an entity affiliated with W. Frank Barton, owns the real property and the building at which the Company locates its principal executive offices and a Company-owned Spaghetti Jack's restaurant. The Company leases this location pursuant to a triple net lease and pays rent in the amount of $10,000 per month.

              [Remainder of page intentionally left blank]

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     DOCUMENTS LIST

   (1)   The following financial statements are included in Part II Item 7:

         Independent Auditors' Report                                 F-2

         Consolidated Balance Sheets at December 31, 1996 and
         December 26, 1995                                            F-3

         Consolidated Statements of Operations For the Years
         Ended December 31, 1996 and December 26, 1995                F-5

         Consolidated Statements of Stockholders' Equity (Deficit)
         For the Years Ended December 31, 1996 and December 26, 1995  F-6

         Consolidated Statements of Cash Flows
         For the Years Ended December 31, 1996 and December 26, 1995  F-7

         Notes to Consolidated Financial Statement                    F-8

  (2)   List of Exhibits:

        Exhibits required by Item 601 of Regulation S-B are listed in the
        Exhibit Index which is incorporated herein by reference.

(b)     REPORTS ON FORM 8-K

Form 8-K was filed on January 2, 1997 relating to the resignation of Timothy
J. Jeffrey from the positions of Director, President and Chief Executive Officer of the Company.

                 [Remainder of page intentionally left blank]

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOICO RESTAURANT GROUP, INC.


/s/ Louis Stoico, Jr.
_______________________________
Louis Stoico, Jr.,
Chairman of the Board and President                 Dated March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.

Signature                           Title
---------                           -----


/s/ Louis Stoico, Jr.
________________________            Chairman of the Board and President
Louis Stoico, Jr.                   (principal executive officer)


/s/ Cathy K. Martsolf
_________________________             Secretary, Treasurer, Senior Vice
President
Cathy K. Martsolf                   Administration (principal financial and
                                    accounting officer)

/s/ James M. Ash
_________________________           Director and Assistant Secretary
James M. Ash



/s/ Craig W. Barton
_________________________           Director
Craig W. Barton


/s/ John T. Mosley
_________________________           Director
John T. Mosley

              STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report.......................................F-2
Consolidated Balance Sheets........................................F-3
Consolidated Statements of Operations..............................F-5
Consolidated Statements of Stockholders' Equity (Deficit)..........F-6
Consolidated Statements of Cash Flows..............................F-7
Notes to Consolidated Financial Statements.........................F-8

                       INDEPENDENT AUDITORS' REPORT



The Board of Directors
Stoico Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Stoico Restaurant Group, Inc. and subsidiaries as of December 31, 1996 and December 26, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stoico Restaurant Group, Inc. and subsidiaries as of December 31, 1996 and December 26, 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       KPMG Peat Marwick LLP

Wichita, Kansas
January 25, 1997

               STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                December 31, 1996 and December 26, 1995

                                            December 31,   December 26,
            Assets                             1996           1995
            ------                          ------------   ------------

Current assets:
   Cash and cash equivalents             $   2,271,550        784,171
   Receivables                                  59,351         56,482
   Inventories                                 177,909        108,880
   Prepaid expenses and other current assets   253,216         42,012
                                             ---------       --------
          Total current assets               2,762,026        991,545

Property and equipment (notes 3 and 4)       4,521,779      1,693,354
Goodwill, net of amortization of
  $76,655 and $10,165, respectively            989,413      1,055,903
Notes receivable:
   Former officer                              225,000              -
   Other, net of related deferred
   income of $201,560 at December 31, 1996      22,077              -
Other assets                                    51,225         14,572
                                             ---------       --------
          Total assets                   $   8,571,520      3,755,374
                                             =========      =========

See accompanying notes to consolidated financial statements.

             STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 December 31, 1996 and December 26, 1995


                                                 December 31,  December 26,
Liabilities and Stockholders' Equity (Deficit)      1996           1995
----------------------------------------------   ------------  ------------

Current liabilities:
   Accounts payable                             $  1,963,764     698,766
   Accrued expenses                                  300,282     287,190
   Current portion of long-term debt (note 4)        190,191     357,139
   Deferred revenue                                  195,000      36,917
                                                 -----------    --------
        Total current liabilities                  2,649,237   1,380,012

Long-term debt, less current portion (note 4)         43,580   4,661,415
Long-term lease obligation on closed store           116,951           -
Deferred revenue                                      95,000           -
                                                  ----------    --------
        Total liabilities                          2,904,768   6,041,427

Redeemable equity - common stock subject
  to rescission; -0- and 684,915 shares at
  December 31, 1996 and December 26, 1995,
  respectively (note 11)                                   -   1,250,526

Stockholders' equity (deficit) (notes 7 and 8):
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, -0- shares issued and outstanding         -           -
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 5,708,966 and 3,046,604 shares issued
     at December 31, 1996 and December 26, 1995,
     respectively                                     57,090      30,466
   Additional paid-in capital                     14,285,754   2,810,596
   Accumulated deficit                            (8,676,092) (6,377,641)
                                                 -----------   -----------
          Total stockholders' equity (deficit)     5,666,752  (3,536,579)

Commitments (note 6)                            -----------   -----------

          Total liabilities and stockholders'
          equity (deficit)                    $   8,571,520    3,755,374
                                                ===========    =========

See accompanying notes to consolidated financial statements.

              STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations

          Years Ended December 31, 1996 and December 26, 1995

                                            December 31,    December 26,
                                                1996            1995
                                            ------------    -----------

Revenues:
   Sales                                  $    7,352,795     6,106,936
   Royalty income                                131,108       128,523
   Franchise fees                                 34,000             -
                                               --------      ---------
         Total revenues                        7,517,903     6,235,459
                                              ----------     ---------
Cost of sales:
   Food and paper                              2,244,412     1,977,004
   Wages and benefits                          2,366,180     2,088,627
                                              ----------     ---------
          Total cost of sales                  4,610,592     4,065,631
                                              ----------     ---------

          Gross profit                         2,907,311     2,169,828

Restaurant operating expenses                  2,099,275     1,678,695
Pre-opening expenses                             283,272        75,468
Administrative expenses                        2,165,261     1,430,260
Noncash compensation expense (note 8)             13,749     1,169,115
                                               ---------     ---------
        Operating loss                        (1,654,246)   (2,183,710)

Other income (expense):
   Miscellaneous other income                     70,429        47,399
   Provision for lease obligation
     on closed store                            (175,855)            -
   Interest income                                40,820        54,975
   Interest expense                             (579,599)     (436,396)
   Equity in income of joint ventures (note 2)        -         16,812
   Minority interests in loss of
     entities not wholly-owned (notes 1(b) and 2)     -         35,266
                                              ---------        -------
        Loss before income taxes             (2,298,451)    (2,465,654)

Income taxes (note 5)                                 -             -
                                              ---------     ----------

Net loss                                   $ (2,298,451)    (2,465,654)
                                              ==========     =========
Loss per common share (note 1(m))          $       (.52)          (.60)

See accompanying notes to consolidated financial statements

                 STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

              Years Ended December 31, 1996 and December 26, 1995


                  Total
                                                          Additional
              Stockholders'
                                             Common         Paid-In
Accumulated   Treasury     Equity
                                             Stock          Capital
Deficit       Stock     (Deficit)
                                           -----------    ----------
------------  ---------  ------------

Balances, December 31, 1994                 $  31,332     1,814,233
(3,911,987)    (375)    (2,066,797)
Options granted to purchase common
  stock (note 8)                                    -     1,295,486
-        -      1,295,486
Issuance of common stock (97,894 shares)          979       151,221
-        -        152,200
Reorganization:
   Treasury stock canceled due to reorganiza-
     tion (312 shares) (note 1(b))                 (3)         (372)
-       375             -
   Stock issued in connection with acquisi-
     tion of 29.2% interest in Spaghetti Jack's
     (note 1(b)) (500,772 shares)               5,008       793,704
-         -       798,712
Transfer to redeemable equity - common
  stock subject to rescission (684,915 shares)
  (note 11)                                    (6,850)   (1,243,676)
-         -    (1,250,526)
Net loss                                            -             -
(2,465,654)        -    (2,465,654)
                                          ------------   -----------
-----------   --------  -----------

Balances, December 26, 1995                    30,466     2,810,596
(6,377,641)        -    (3,536,579)
Issuance of common stock (40,753 shares)          407        64,593
-         -        65,000
Issuance of common stock in connection with
  exercise of stock options (534,755 shares)    5,348       244,747
-         -       250,095
Options granted to purchase common stock
  (note 8)                                          -       113,749
-         -       113,749
Capital contribution resulting from sale of
  stock by principal stockholder to employee        -         5,000
-         -         5,000
Transfer from redeemable equity - common
  stock subject to rescission (684,915 shares)
  (note 11)                                     6,850     1,243,676
-         -     1,250,526
Payments to shareholders for fractions of shares
  on reverse split                                  -          (451)
-         -          (451)
Issuance of common stock in connection with
  initial public offering net of offering costs
  of $696,717 (1,401,944 shares) (note 7)      14,019     9,803,844
-         -     9,817,863
Net loss                                            -             -
(2,298,451)       -    (2,298,451)
                                              _______     _________
___________  _________  ___________

Balances, December 31, 1996                $   57,090    14,285,754
(8,676,092)        -    5,666,752
                                             ========    ==========
===========  ========= ===========

See accompanying notes to consolidated financial statements.

                   STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

            Years Ended December 31, 1996 and December 26, 1995

                                                        December 31,
December 26,
                                                           1996
1995
                                                        ------------
------------
Cash from operating activities:
Net loss                                               $ (2,298,451)
(2,465,654)
Adjustments to reconcile net loss to net cash
 used in operating activities net of amounts
 acquired in purchase of joint ventures:
   Depreciation and amortization                            575,447
250,126
   Loss on disposal of equipment                              1,918
1,532
   Noncash compensation expense                              13,749
1,169,115
   Increase in receivables                                   (2,869)
(20,064)
   Increase in inventories                                  (69,029)
(22,126)
   Increase in notes receivable                            (226,746)
  -
   Decrease (increase) in prepaid expenses
     and other current assets                              (211,204)
5,592
   Increase (decrease) in accounts payable                  (98,201)
280,583
   Increase in accrued expenses                              13,092
120,060
   Increase in long-term lease obligation
     on closed store                                        116,951
  -
   Increase (decrease) in deferred revenue                  253,083
(26,567)
   Loss attributable to minority interests                        -
(35,266)
   Income attributable to investment in joint ventures            -
(16,812)
   Decrease (increase) in other assets                      (37,032)
1,170
                                                          ----------
---------
       Net cash used in operating activities             (1,969,292)
(758,311)
                                                         -----------
---------
Cash flows from investing activities:
   Purchase of property, plant and equipment             (2,123,649)
(925,595)
   Purchase of remaining interest in limited
     partnerships and joint ventures net of cash
     acquired (note 2)                                            -
(586,272)
   Proceeds from sale of restaurant                         251,300
  -
   Proceeds from the sale of equipment                        2,668
  -
                                                          ---------
--------
       Net cash used in investing activities             (1,869,681)
(1,511,867)
                                                          ---------
---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt               1,750,000
3,020,000
   Principal payments on long-term debt                  (6,591,155)
(104,009)
   Proceeds from issuance of common stock                10,167,507
152,200
   Distributions to minority interests                            -
(45,159)
                                                         ----------
----------
       Net cash provided by financing activities          5,326,352
3,023,032
                                                         ----------
----------
       Net increase in cash and cash equivalents          1,487,379
752,854

Cash and cash equivalents at beginning of year              784,171
31,317
                                                          ----------
--------
Cash and cash equivalents at end of year               $  2,271,550
784,171
                                                          =========
========

See accompanying notes to consolidated financial statements.

                   STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  OPERATIONS AND PRINCIPLES OF CONSOLIDATION

          These consolidated financial statements include the accounts of Stoico
     Restaurant Group, Inc. (SRG) and its two wholly-owned subsidiaries, Spaghetti
     Jack's, Inc. (Spaghetti Jack's) and Sub & Stuff, Inc. (Sub & Stuff), and two
     predecessor entities which were merged into SRG on December 26, 1995 as described in note 1(b), collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

          Spaghetti Jack's operates restaurants of the same name specializing in the sale of value priced, quick service Italian food. Sub & Stuff operates restaurants of the same name specializing in the sale of sandwiches and related
     menu items. In addition, both Spaghetti Jack's and Sub & Stuff are involved in the development and sale of franchise and area development agreements that allow for the operation of restaurants under the respective concepts. As of December
     31, 1996, Spaghetti Jack's had eight company-owned stores and six franchise stores in operation and Sub & Stuff had nineteen company-owned stores and two franchise stores in operation.

(b)  REORGANIZATION

          Prior to December 26, 1995, the operations of the Spaghetti Jack's restaurant concept were conducted by a former company, Spaghetti Jack's,
Inc.
     (hereafter referred to as "Old SJ's") and the operations of the Sub &
Stuff
     restaurant concept were conducted by a former company, Stoico Food Services, Inc.
     (Stoico). At December 26, 1995, "Old SJ's" was owned approximately 70.8% by
     Stoico with the remaining 29.2% ownership held by certain individuals. Effective
     December 26, 1995, "Old SJ's" and Stoico reorganized whereby (i) all of the "Old
     SJ's" stock owned by Stoico was canceled, (ii) all of the "Old SJ's" stock owned by the certain individuals was exchanged for an equal number of shares of common stock of SRG, a newly formed entity, and (iii) each outstanding share of Stoico common stock was exchanged for 1.53 common shares of SRG. "Old SJ's" and Stoico were consolidated into SRG and the separate existence of "Old SJ's" and Stoico ceased. Two new entities (Spaghetti Jack's and Sub & Stuff) were then formed, both of which are wholly-owned by SRG. SRG then contributed to Spaghetti Jack's all of the assets and liabilities directly related to the operations of the
     Spaghetti Jack's restaurant concept and to Sub & Stuff all of the assets and liabilities directly related to the operations of the Sub & Stuff restaurant concept.

                      STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (b) REORGANIZATION, CONTINUED

          The acquisition of the 29.2% minority ownership of "Old SJ's" pursuant to the reorganization described above was accounted for as a purchase. The amount of purchase consideration was determined based upon the estimated fair value of the common stock issued by the Company based upon sales of the Company's common stock by the Company and its principal stockholder which occurred during 1995.
     Goodwill increased $798,712 as a result of the acquisition of such minority ownership.

     (c)  FISCAL YEAR

           Prior to January 1, 1995, the Company's fiscal year was the calendar year.
     During 1995, the Company adopted a fiscal year ending on the last Tuesday of
     December comprised of thirteen four-week periods. The accompanying consolidated financial statements for 1995 reflect the results of operations for the period from January 1, 1995 to December 26, 1995 (such period is referred to herein as the year ended December 26, 1995). The accompanying consolidated financial statements for 1996 include twelve four-week periods and one five-week period or a total of 53 weeks and is referred to as the year ended December 31, 1996.

     (d)  REVENUE RECOGNITION

          Revenues are derived from Company restaurant operations as well as from sales of franchise/area development agreements and resulting royalties.

          Franchise agreements are executed for each franchise restaurant and provide the terms of the franchise agreement between the Company and the franchisee. The franchise arrangement requires the franchisee to pay the Company an initial, non-
     refundable franchise fee plus royalties based upon a percentage of restaurant sales.

          Initial franchise fees are recognized as revenue when the Company has performed substantially all initial services required by the franchise agreement, which generally has occurred by the date the restaurant has opened.
Initial
     franchise fees applicable to restaurants for which substantially all initial services required by the franchise agreement have not been performed are recorded as deferred revenue until such time as the services have been performed. Revenue from area development agreements are recognized in proportion to performance of initial services required by the franchise agreement where reasonably estimable or otherwise are recognized straight-line over the term of the area development agreement.

          Royalties are recognized as earned.

                STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (e) INVENTORIES

          Inventories consist of food, beverages, paper products and related supplies, etc. Inventories are recorded at the lower of cost or market value. Cost is determined by use of the first-in, first-out method.

     (f)  GOODWILL

          Goodwill is amortized using the straight-line method over periods ranging from ten to twenty years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected future operating cash flows
     discounted at a rate commensurate with the risks involved. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (g)  PROPERTY AND EQUIPMENT

          Property and equipment, which includes land and buildings, store equipment and leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated lives of the assets.
Leasehold
     improvements are amortized over the term of the lease including renewal option periods when the Company intends to exercise renewal options, or the estimated useful life of the asset. Depreciation and amortization periods utilized are as follows:


PERIODS

-------
          Building                                                       39.5
years
          Store equipment                                                   7
years
          Leasehold improvements                                         4-15
years

     (h)  INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of
     Financial Accounting standards No. 109, Accounting for Income Taxes which requires an asset and liability approach. Deferred tax assets and liabilities
     are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.
     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for deferred tax assets when it is more likely than not that such deferred tax assets will not result in a benefit to the Company.

                   STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (i)  STATEMENTS OF CASH FLOWS

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent. At the balance sheet date, cash and cash equivalents consist of checking and savings accounts at financial institutions and cash on hand at store locations. Cash paid for interest during the years ended December
     31, 1996 and December 26, 1995 was $640,400 and $343,242, respectively.

          Noncash financing and investing activities consist of the following for the years ended December 31, 1996 and December 26, 1995:

     December 31, 1996:

      * Purchases of property and equipment in the amount of $1,363,199 were included in accounts payable at December 31, 1996.

      * Transfer of redeemable equity - common stock subject to rescission of
           $1,250,526 to common stock and additional paid-in capital (see note
11).

      * A debt discount of $70,000 and a corresponding increase in paid-in capital were recorded in  connection with granting of options to lender.

      * Offering costs incurred of $35,000 which were paid through issuance of a stock option.

      * Note receivable of $203,306 received in connection with sale of restaurant offset by a deferred gain of $201,560.

     December 26, 1995:

      * "Old SJ's" acquired treasury stock (recorded as a purchase of minority interest in the accompanying consolidated financial statements) in exchange for future royalty income of $13,484 and a reduction of receivables of
           $9,911.

      * Issued 500,772 shares of common stock at an estimated fair value of $798,712 to acquire minority interests ownership of "Old SJ's".

      *    Accrued interest of $527,500 was added to a note payable balance.

              STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (i)  STATEMENTS OF CASH FLOWS, CONTINUED

     * A noncash capital contribution of $1,169,115 has been recorded by the Company for stock options issued to purchase the Company's common stock.

     * Transfer of a portion of common stock and additional paid-in capital aggregating $1,250,526 to redeemable equity - common stock subject to rescission (see note 11).

     (j)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.
     Actual results could differ from those estimates.

     (k)  STOCK OPTIONS

          The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for
     Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 but which requires that pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures be provided for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB
     Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (l) IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

          The Company adopted the provisions of SFAS No. 121, Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on
     December 27, 1995. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by
a
     comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.
Assets to be
     disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the
     Company's financial position, results of operations, or liquidity in fiscal 1996.

                   STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (m) INCOME (LOSS) PER SHARE

          Loss per share is determined based on the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares outstanding for the years ended December 31, 1996 and December 26, 1995 were 4,398,338 and
4,124,149,
     respectively.

          As described in note 1(b), the Company effectively consummated a stock split on December 26, 1995 when the Company issued 1.53 shares of SRG common stock for each then outstanding share of Stoico common stock. This effective stock split has been accounted for retroactively to January 1, 1995 in the accompanying consolidated financial statements and, accordingly, all applicable share and per share amounts have been restated to reflect this effective stock split.
In
     addition, the number of shares outstanding has been adjusted for the reverse stock split described in note 7.

          Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No.
     83, common stock issued or common stock options granted during the twelve-month period prior to the initial filing of the registration statement applicable to the initial public offering (see note 7), with issue or exercise prices below the assumed initial public offering price, have been included in the calculation of common share equivalents, using the treasury stock method, as if such common stock were outstanding for all periods presented.

(2)  LIMITED PARTNERSHIPS AND JOINT VENTURES

          The Company was the general partner, with exclusive rights to management, in four limited partnerships, each of which owned a Sub & Stuff restaurant. The Company's ownership percentage in these partnerships ranged from 38.75% to 64%. The
Company was also a partner in three joint ventures, each of which owned a Sub & Stuff restaurant. The Company's ownership percentage in the operations of the joint ventures ranged from 20% to 60%. During 1995, the Company purchased the remaining interest of these limited partnerships and joint ventures for $587,500 (the limited partnerships and two of the joint ventures were purchased on August 17, 1995 and the remaining joint venture was purchased on September 14, 1995). In connection with these transactions, the Company recorded goodwill in the amount of $243,961. Prior to acquisition of the remaining interests, the operations of these limited partnerships have been included in the accompanying consolidated financial statements on a consolidated basis, with recognition given to the ownership interest not owned by the
Company as minority interest. The operations of the joint ventures have been accounted for under the equity method prior to acquisition of the remaining interests.
Subsequent to acquisition of the remaining interests, the operations of both the limited partnerships and the joint ventures have been included in the accompanying financial statements on a consolidated basis.

                    STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  LIMITED PARTNERSHIPS AND JOINT VENTURES, CONTINUED

          Summarized financial information for the joint ventures through the purchase date in 1995 is as follows:

Summarized Statement of Operations:
Net revenue                                               $   665,632
                                                            =========
Net earnings                                              $    24,254
                                                            =========




(3)  PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                 December 31,    December 26,
                                                     1996           1995
                                                 ------------    ------------

Land                                        $       16,116          16,116
Building and improvements                          215,022         214,277
Store equipment                                  2,987,100       1,623,712
Leasehold improvements                           3,233,625       1,406,128
                                                 ---------       ---------
                                                 6,451,863       3,260,233
Accumulated depreciation                        (1,930,084)     (1,566,879)
                                                 ---------       ---------

Net property and equipment                  $    4,521,779       1,693,354
                                                ==========       =========

                     STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LONG-TERM DEBT

          Long-term debt consists of the following:

                                                    December 31,    December
26,
                                                       1996             1995
                                                    ------------
------------

10% note payable to a minority stockholder,
  interest payments are due quarterly and all
  principal is due in 2000                       $            -
3,000,000
12% (until June 30, 1996 and then 8% until
  June 30, 1997) unsecured note payable
  to a minority stockholder, interest payments
  are due monthly and all principal is due
  in June 1997 (see below)                                    -
1,700,000
14% unsecured notes payable, interest
  payments are due monthly and all principal
  is due in 1996                                              -
150,000
12% unsecured notes payable, payable in monthly
  payments of $1,110 including interest, with final
  payment of $1,110 due October 31, 1998, notes are
  callable at the lender's option after November 1995    22,710
32,699
Note payable to bank, interest rate is 2% above
  bank's base rate, payable in monthly payments
  of $950, including interest, with final payment
  due on January 15, 1998                                11,761
22,174
Obligation for restaurant equipment,
  payable in monthly payments of $1,144,
  including interest                                     11,801
22,881
Obligation for restaurant equipment,
  payable in monthly payments of $186,
  including interest                                          -
1,115
14% unsecured notes payable, interest
  payments are due monthly with $15,000 principal
  due in 1998, $92,000 principal due in 1999
  (such $92,000 is currently callable at lender's option),
  and $20,000 principal due in 2000 (which can be called
  at lender's option after January 1997)                127,000
132,000

                                     (Continued)

                  STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LONG-TERM DEBT, CONTINUED

                                                       December 31,
December 26,
                                                          1996
1995
                                                       ------------
------------
12% unsecured notes payable in monthly installments
  of $997, including interest with final payment of $995
  due October 30, 1998, notes are callable at lender's
  option                                                  $   21,088
29,306
Variable interest rate real estate mortgage
  note payable, (12.375% at December 31, 1996 and
  December 26, 1995) secured by real estate,
  monthly payment of $1,260,  including interest,
  scheduled maturity in February 2001                         39,411
49,090
                                                            --------
-------

          Total long-term debt                               233,771
5,139,265
Less unamortized debt discount (see note 8)                        -
120,711
Less current portion                                         190,191
357,139
                                                             -------
--------

Long-term portion                                         $   43,580
4,661,415
                                                            ========
=========


     On March 19, 1996, the note payable with an unpaid balance of $1,700,000, which prior to modification was due on June 30, 1996 and bore interest at a 12%
interest rate, was modified (by retroactive reissuance) such that the maturity was extended to June 30, 1997 and the interest rate remained at 12% until June 30, 1996 and then changed to 8% until June 30, 1997. As a result of such modification, the note payable is classified as long-term debt in the accompanying financial statements at December 26, 1995.

Estimated maturities of long-term debt are as follows:

1997                                                                      $
190,191
1998
28,182
1999
13,855
2000
1,543

----------

   Total                                                                  $
233,771

==========

                 STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  INCOME TAXES

     Due to losses incurred in 1996, 1995 and prior years, the Company has reflected no income tax expense or benefit for the years ended December 31, 1996 and December 26, 1995. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and December 26, 1995 are presented below:

                                                       December 31,
December 26,
                                                           1996
1995
                                                       ------------
------------

          Deferred tax assets:
             Net operating loss carryforwards      $     3,065,000
1,705,000
             Compensation expense                                -
448,000
                                                       -----------
----------

             Total gross deferred tax assets             3,065,000
2,153,000
          Less valuation allowance                      (3,065,000)
(2,153,000)
                                                       -----------
---------

             Net deferred tax assets               $             -
  -
                                                       ===========
==========

          At December 31, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $7.9 million which are available to offset future taxable income, if any. Approximately $1.8 million of this net operating loss carryforward may only be used to offset future taxable income of Spaghetti Jack's.
The net operating loss carryforwards will expire in varying amounts through 2011.

(6)  COMMITMENTS

     LEASES

          The Company is obligated under various operating leases for Company store locations and for certain items of store equipment. The leases expire at various dates through 2010. Future minimum lease payments under such noncancelable leases at December 31, 1996 are as follows:

     1997                                                             $
1,104,416
     1998
1,066,007
     1999
943,169
     2000
896,029
     2001
612,179
     Thereafter
980,817

----------
         Total                                                         $
5,602,617

==========

     Total rent expense for the years ended December 31, 1996 and December 26, 1995 was $640,902 and $533,297, respectively.

                   STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  COMMITMENTS, CONTINUED

     OBLIGATIONS FOR FUTURE STORES

          At December 31, 1996, the Company is committed for future expenditures that have not been accrued in the accompanying financial statements totaling approximately
$1.0 million related to the construction of new stores.

(7)  EQUITY TRANSACTIONS

     INITIAL PUBLIC OFFERING

          In December 1996, the Company completed an initial public offering through which it issued 1,401,944 shares of common stock at a price of $7.50 per share resulting in total gross proceeds of $10,514,580. The Company incurred $696,717 of costs in connection with the offering resulting in net proceeds from the offering of
$9,817,863.

     REVERSE STOCK SPLIT

          The Company effected a .407533252 for 1 reverse stock split of the Company's common stock effective September 16, 1996. This reverse stock split has been reflected retroactively for all periods presented in the accompanying consolidated financial statements and, accordingly, all applicable share and per share amounts have been restated to reflect the stock split.

(8)  STOCK OPTIONS

          Prior to the initial public offering (see note 7), the Company and its majority stockholder had issued various stock options to employees, directors and a lender as described below. In connection with the initial public offering, the
Company adopted the 1996 Stock Option Plan which authorized the award of nonqualified options to acquire 480,000 shares of common stock. As of December 31, 1996, no options had been granted under the Plan. On January 1, 1997, options to acquire
150,000 shares of common stock were granted pursuant to the Plan. The options have an exercise price of $7.50 per share and become exercisable one-third per year over a three-year period from date of grant. The options expire in five years from date of grant.

               STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  STOCK OPTIONS, CONTINUED

          During 1995, the Company granted stock options to an employee under which the employee may purchase 378,873 shares of the Company's common stock for an exercise price of $.000245 per share. In addition, the majority stockholder of the Company granted stock options to various employees of the Company under which the employees may purchase from the majority stockholder 357,827 shares of common stock of the Company owned by the majority stockholder for a weighted average exercise price of $.00067 per share. All of the above options were exercisable at December 26, 1995. No options were exercised during 1995. The exercise prices of the above described options were less than the estimated market value of the underlying common stock at the measurement date; accordingly, compensation expense of $1,169,115 has been recorded in the accompanying consolidated statement of operations for the year ended December 26, 1995. A corresponding increase in additional paid-in capital has also been reflected related to these options. All of these options were exercised in January 1996.

          In 1985, the Company issued a capital stock purchase warrant to an employee whereby the employee could purchase 62,352 shares of the Company's common stock for an exercise price of $1.60 per share through February 1, 2000. This warrant remains outstanding.

          In connection with the issuance of a $3 million note payable during the year ended December 26, 1995, the Company also issued a stock option to the lender whereby the lender may acquire 155,881 shares of the Company's common stock at a price of
$1.60 per share. This option was assigned a value of $63,185 and a corresponding debt discount was recorded. Also in connection with the issuance of this note payable, the majority stockholder of the Company issued a stock option to the lender whereby the lender may acquire 155,881 shares of the Company's common stock owned by the majority stockholder at a price of $1.60 per share. This option was assigned a value of
$63,186 and a corresponding debt discount was recorded. The lender exercised both of these options in January 1996.

          During 1996, the Company and the majority stockholder each issued a stock option to a lender whereby the lender could acquire 40,753 shares of the Company's common stock (81,506 shares in aggregate) for an exercise price of $1.60 per share.
These options were exercised during 1996. The Company recorded a debt discount and additional paid-in capital of $70,000 in connection with this transaction.
The
Company issued an option to an employee to acquire 10,188 shares of common stock in
June 1996 at an exercise price of $1.60 per share. The option was exercisable upon issuance and expires in June 1999. The Company recorded compensation expense of $8,750 in connection with this transaction. These options have not been exercised at December 31, 1996. The Company also issued a stock option to acquire 14,264 shares of the Company's common stock with an exercise price of $.0002 per share to a consultant for services rendered in connection with the initial public offering.
Offering costs
and additional paid-in capital of $35,000 were recorded by the Company. These options were exercised in 1996.

              STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  STOCK OPTIONS, CONTINUED

          The Company applies APB Opinion No. 25 in accounting for options granted to employees. All of the options issued during 1996 and 1995 were issued prior to the
Company completing its initial public offering, thus the Company utilized the minimum value method prescribed by SFAS No. 123 in computing the fair value of such options.
Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, there would have been no significant effect on the Company's net loss and net loss per share as reflected in the accompanying 1996 and 1995 consolidated statements of operations. The fair value of options granted to nonemployees has been computed under SFAS No. 123.

          Stock option activity relating to options issued by the Company to employees during the periods indicated is as follows:

                                               Number of    Weighted-Average
                                                 Shares      Exercised Price
                                               --------     ----------------

Balance at December 31, 1994                          -      $           -
     Granted                                    399,248            .125270
                                               --------      ---------------

Balance at December 31, 1995                    399,248            .125270
     Granted                                     10,188           1.600000
     Exercised                                 (378,873)           .000245
                                                -------       --------------

Balance at December 31, 1996                     30,563           2.166700
                                                =======       ==============

          At December 31, 1996, the range of exercise prices of outstanding options issued to employees was $1.60 - $2.45. The 30,563 options issued to employees that are outstanding at December 31, 1996, expire 10,188 in June 1999 with the remaining
20,375 having no expiration date.

          At December 31, 1996 and 1995, the number of options outstanding to employees that were exercisable was 20,783 and 378,873, respectively, and the weighted average exercise price of those options was $2.03 and $.000245, respectively.

                 STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about
Fair Value of Financial Instruments. For notes payable and long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. The estimated value of notes payable and long-term debt approximates their carrying value as of December 31, 1996 and December 26,
1995.

          For all other financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value because of the short maturity of those instruments.

(10)  OPERATIONS AND LIQUIDITY

           As discussed in note 7, the Company completed an initial public offering of its common stock during December 1996 resulting in net proceeds of $9.8 million. The net proceeds were used to retire approximately $6.5 million in debt with the remainder to be primarily used to open new stores. The Company opened four Spaghetti Jack's and three Sub & Stuff restaurants during the period October 28, 1996 to December 31, 1996 and plans to open three Spaghetti Jack's and four Sub & Stuff restaurants during the first three months of 1997. In connection with the new store openings, the Company has accounts payable at December 31, 1996 of $1,363,199 (see note 1(i)) and commitments for future property and equipment expenditures during the first quarter of
1997 that have not yet been recorded in the financial statements of approximately
$1 million (see note 6).

          The Company incurred losses for the years ended December 31, 1996 and
December 26, 1995 of $2.3 million and $2.5 million resulting in cash used by operating activities of $2.0 million and $.8 million in 1996 and 1995, respectively.

          Based upon the Company's level of working capital at December 31, 1996 and the above described commitments for future property and equipment expenditures, the
Company would not be able to sustain losses or use of cash by operating activities similar to the levels incurred in 1996 and 1995 without obtaining additional financing. The Company does not presently have any commitments to obtain additional financing. Management's plans to address these issues include the aforementioned opening of new stores in late 1996 and early 1997 which management anticipates will substantially improve operating results. Other plans to improve cash flow from operations include (i) reduction of interest expense as a result of the above-mentioned retirement of debt, (ii) reduction of certain administrative expenses, and
(iii) increased franchising activity. Additionally, the Company may seek additional financing, if determined necessary or desirable by management. The ability of the
Company to achieve profitable operations and continue as a going concern is dependent upon the extent to which management can achieve such plans.

(11)  RESCISSION OFFER

          During 1996, the Company made a rescission offer to certain persons (the rescission offerees) who had exchanged securities in two predecessor entities for shares of the Company's common stock pursuant to the reorganization of the Company which occurred on December 26, 1995 (see note 1(b)). The rescission offer provided the rescission offerees the right to rescind their exchange and to receive cash together with interest from December 26, 1995 in exchange for the shares of the common stock of the Company such persons received in the reorganization. The rescission offerees owned 684,915 shares of the Company's common stock. The rescission offer commenced on August 23, 1996 and expired on September 23, 1996. Rescission offerees holding an aggregate of 638,195 shares of common stock of the Company rejected the rescission offer. Rescission offerees holding an aggregate of 46,720 shares of common stock of the Company did not respond to the rescission offer and according to the terms of the rescission offer, were deemed to have rejected the offer. No rescission offerees accepted the rescission offer.

          The issuance of shares of common stock by the Company to the rescission offerees in conjunction with the reorganization may not have met certain requirements of various securities laws. Consequently, the rescission offerees may have had the right under various securities laws to rescind their acquisition of such shares of the
Company's common stock. Accordingly, the value of the shares of common stock subject to the rescission offer (as determined by the amount offered pursuant to the rescission offer which amounted to $1,250,526 at December 26, 1995) has been classified as redeemable equity-common stock subject to rescission in the accompanying consolidated financial statements subsequent to the issuance of such shares. Common stock classified as redeemable equity - common stock subject to rescission was reclassified to be included within stockholders' equity (deficit) effective as of the date that the holder of the applicable shares rejected the rescission offer.

                           EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         ----------------------------------

*3(a)           Articles of Incorporation

*3(b)           Bylaws

*10(a)(i)       Mid-Central/Sysco Food Services Distribution Agreement

*10(a)(ii)      Pre-March, 1996, Spaghetti Jack's form of Area Development
                Agreement

*10(a)(iii)     Post-March, 1996, Spaghetti Jack's form of Area Development
                Agreement

*10(a)(iv)      Pre-March, 1996, Spaghetti Jack's form of Franchise Agreement

*10(a)(v)       Post-March, 1996, Spaghetti Jack's form of Franchise Agreement

*10(a)(vi)      Pre-March, 1996, Sub & Stuff form of Area Development
                Agreement

*10(a)(vii)     Post-March, 1996, Sub & Stuff form of Area Development
                Agreement

*10(a)(viii)    Pre-March, 1996, Sub & Stuff form of Franchise Agreement

*10(a)(ix)      Post-March, 1996, Sub & Stuff form of Franchise Agreement

*10(b)(i)       Employment Agreement with Timothy J. Jeffrey

*10(b)(ii)      Stock Option Plan

11              Statement re computation of per share earnings

*21             List of subsidiaries of the registrant

23(a)           Consent of KPMG Peat Marwick LLP

27              Financial Data Schedule
________________________
* Incorporated by reference to the corresponding exhibit filed as part of Registration Statement No. 333-5488D filed by the registrant on August 29, 1996.

                                EXHIBIT 11

                     STOICO RESTAURANT GROUP, INC.

                    COMPUTATION OF EARNINGS PER SHARE


                                          Year Ended
                       December 31,       December 26,        December 31,
                          1996                1995               1994
                       ---------------------------------------------------

Weighted average common
shares outstanding       4,352,661          3,187,769            3,112,186

Effect of common stock
issued or common stock
options granted during
the twelve-month period
prior to the initial
public offering:
  Common stock issued       23,943            927,546             927,546
  Common stock options
  granted                   21,734              8,834               8,834
                       -----------------------------------------------------

Total weighted average
of common and common
equivalent shares        4,398,338           4,124,149          4,048,566
                       -----------------------------------------------------

Net loss                (2,298,451)         (2,465,654)          (430,909)

Loss per share                (.52)               (.60)              (.11)
                       ------------------------------------------------------

                                                              EXHIBIT 23(a)


                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------


The Board of Directors
Stoico Restaurant Group, Inc.

We consent to the incorporation by reference in the Registration Statement (No. 333-22033) on Form S-8 of Stoico Restaurant Group, Inc. of our report dated January 25, 1997, relating to the consolidated balance sheets of Stoico Restaurant Group, Inc. and subsidiaries as of December 31, 1996 and December 26, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended which report appears in the December 31, 1996 annual report on Form 10-KSB of Stoico Restaurant Group, Inc.



                                       KPMG PEAT MARWICK LLP

                                       /s/ KPMG Peat Marwick LLP


Wichita, Kansas
March 27, 1997