Form 10QSB
period 1997-04-22
STOICO RESTAURANT GROUP INC
filed 1997-06-06
CIK 1022076

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)


     /X/ Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended April 22, 1997.

     / / Transition  report under  Section 13 or 15(d) of the  Securities  and
         Exchange Act of 1934 for the transition period from _____ to_______.


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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No /_/.

         At April 22, 1997, 5,708,966 shares of common stock, $0.01 per share par value were outstanding.

  Transitional Small Business Disclosure Format (check one):  Yes /X/  No  / /

                         STOICO RESTAURANT GROUP, INC.
                      INDEX TO 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED APRIL 22, 1997

                                                                           PAGE
PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

          Stoico Restaurant Group, Inc. and Subsidiaries Consolidated
          Balance Sheets - April 22, 1997 and December 31, 1996               3

          Stoico Restaurant Group, Inc. and Subsidiaries Consolidated Statements of Operations - Sixteen Week Period ended
          April 22, 1997 and April 16, 1996, respectively.                    4

          Stoico Restaurant Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Sixteen Week Period ended
          April 22, 1997 and April 16, 1996, respectively.                    5

          Notes to Consolidated Financial Statements - April 22, 1997         6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION                        8

PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS                                                  13

ITEM 2:   CHANGES IN SECURITIES                                              13

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES                                    13

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                                   13

ITEM 5:   OTHER INFORMATION                                                  13

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                   14

          SIGNATURES                                                         15

                 STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      APRIL 22, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)

                                                              APRIL 22,                    DECEMBER 31,
                        ASSETS                                   1997                          1996
                        ------
                                                        ----------------------      --------------------------
Current assets:
         Cash and cash equivalents                                  $  307,838                    $  2,271,550
         Receivables                                                   105,834                          59,351
         Inventories                                                   198,094                         177,909
         Prepaid expenses and other current assets                     248,268                         253,216
                                                        ----------------------      --------------------------
                  Total current assets                                 860,034                       2,762,026
Property and equipment                                               5,597,682                       4,521,779
Goodwill, net of amortization of $100,769 and $76,655,
    respectively                                                       965,299                         989,413
Notes receivable:
         Former Officer                                                 66,873                         225,000
         Other, net of related deferred income of
            $201,560                                                    28,333                          22,077
Other assets                                                            50,518                          51,225
                                                        ----------------------      --------------------------
                  Total assets                                     $ 7,568,739                    $  8,571,520
                                                        ======================      ==========================
         LIABILITIES AND STOCKHOLDERS' EQUITY
         -------------------------------------

Current liabilities:
         Accounts payable                                          $ 1,631,360                     $ 1,963,764
         Accrued expenses                                              455,227                         300,282
         Current portion of long-term debt                             150,432                         190,191
         Note Payable - officer                                         90,000                               -
         Deferred revenue                                               90,000                         195,000
                                                        ----------------------      --------------------------
                  Total current liabilities                          2,417,019                       2,649,237
Long-term debt, less current portion                                    39,869                          43,580
Long-term lease obligation on closed store                             116,951                         116,951
Deferred revenue                                                        35,000                          95,000
                                                        ----------------------      --------------------------
                  Total liabilities                                  2,608,839                        2,904,768
Stockholder's equity:
         Preferred stock, $.01 par value, 5,000,000 shares
              authorized, -0- shares issued and outstanding                  -                                -
         Common stock, $.01 par value, 20,000,000 shares
              authorized, 5,708,966 issued and outstanding              57,090                           57,090
         Additional paid-in capital                                 14,285,754                      14,285,754
         Accumulated deficit                                       (9,382,944)                     (8,676,092)
                                                        ----------------------      --------------------------
                  Total stockholders' equity                         4,959,900                       5,666,752
                                                        ----------------------      --------------------------
Commitments                                                                  -                               -
                                                        ----------------------      --------------------------
                  Total liabilities and stockholders' equity        $7,568,739                     $ 8,571,520
                                                        ======================      ==========================

                 STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               SIXTEEN WEEK
                                                                               PERIOD ENDED
                                                    -------------------------------------------------------------------
                                                              APRIL 22,                           APRIL 16,
                                                                1997                                 1996
                                                    -----------------------------      --------------------------------
Revenues:
         Sales                                             $ 2,997,488                         $ 1,992,440
         Royalty income                                         29,968                              44,868
         Franchise Fees                                         45,000                                 -
                                                    -----------------------------      --------------------------------
                  Total revenue                              3,072,456                           2,037,308
                                                    -----------------------------      --------------------------------

Cost of sales:
         Food and paper                                        876,533                              601,975
         Wages and benefits                                  1,119,402                              626,016
                                                    -----------------------------      --------------------------------
                  Total cost of sales                        1,995,935                            1,227,991
                                                    -----------------------------      --------------------------------

                  Gross profit                               1,076,521                              809,317

Restaurant operating expenses                                1,032,494                              584,732
Pre-opening expenses                                           115,837                                 -
Administrative expenses                                        649,630                              514,535
                                                    -----------------------------      --------------------------------
                  Operating loss                              (721,440)                            (289,950)

Other income (expense):
         Miscellaneous other income                              2,952                              33,004
         Interest income                                        21,158                              13,897
         Interest expense                                       (9,522)                           (169,652)
                                                    -----------------------------      --------------------------------
                  Loss before income taxes                    (706,852)                           (412,701)
                                                    -----------------------------      --------------------------------
Income taxes                                                      -                                    -
                                                    -----------------------------      --------------------------------
Net loss                                                    $ (706,852)                         $ (412,701)
                                                    =============================      ================================
Loss per common share                                       $    (0.12)                         $    (0.10)
                                                    =============================      ================================


                 STOICO RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIXTEEN WEEK
                                                                             PERIOD ENDED
                                                         -----------------------------------------------------
                                                               APRIL 22,                     APRIL 16,
                                                                 1997                          1996
                                                         ---------------------       -------------------------
Cash from operating activities:
         Net loss                                                  $  (706,852)                    $  (412,701)
         Adjustments to reconcile net loss to net cash used in
             operating activities
                  Depreciation and amortization                        300,015                         136,632
                  Income attributable to Area Development
                     fee  forfeiture                                   (45,000)                              -
                  Increase in receivables                              (46,483)                        (69,501)
                  (Increase) decrease in inventories                   (20,185)                         12,882
                  (Decrease) increase in notes receivable              151,871                        (158,127)
                  Decrease in prepaid expenses and other
                      current assets                                     4,948                          14,304
                  Decrease in other assets                                 707                           1,448
                  Decrease in accounts payable                        (332,404)                       (337,821)
                  Increase (decrease) in accrued expenses              154,945                        (131,377)
                  Increase in deferred revenue                               -                         262,083
                                                         ---------------------       -------------------------
                           Net cash used in operating
                               activities                             (538,438)                       (682,178)
                                                         ---------------------       -------------------------
Cash flows from investing activities:
         Purchase of property, plant and equipment                  (1,351,804)                       (120,433)
         Proceeds from sale of restaurant                                    -                         250,000
                                                         ---------------------       -------------------------
                           Net cash (used in) provided by
                               investing activities                 (1,351,804)                        129,567
                                                         ---------------------       -------------------------
Cash flows from financing activities:
         Principal payments on long-term debt                          (73,470)                         (9,940)
         Proceeds from issuance of common stock                              -                         257,599
                                                         ---------------------       -------------------------
                           Net cash (used in) provided by
                               financing activities                    (73,470)                        247,659
                                                         ---------------------       -------------------------
                           Net decrease in cash and cash            (1,963,712)                       (304,952)
                               equivalents
Cash and cash equivalents at beginning of period                     2,271,550                         784,171
                                                         ---------------------       -------------------------
Cash and cash equivalents at end of period                          $  307,838                      $  479,219
                                                         =====================       =========================

                                            5

                           STOICO RESTAURANT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of Stoico Restaurant Group, Inc. and subsidiaries (the "Company") for the sixteen week period ended April 22, 1997 and April 16, 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report dated March 27, 1997.

(2)      INCOME (LOSS) PER SHARE

         Loss per share is determined based on the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares outstanding for the sixteen weeks ended April 22, 1997 and April 16, 1996 were 5,730,700 and 4,286,744, respectively.

(3)      STATEMENTS OF CASH FLOW

         Noncash financing and investing activities consist of the following for the period ended April 22, 1997 and April 16, 1996 respectively:

    April 22, 1997
o   Deferred revenue reclassified to note payable to an officer of $120,000.

    April 16, 1996
o Property and equipment sold in exchange for note receivable, net of related deferred income of $7,875

(4)      RELATED PARTY TRANSACTIONS

         On March 11, 1996, the Company made a loan to Timothy J. Jeffrey, the former President, Chief Executive Officer and a director of the Company in the amount of $158,127. On March 31, 1997 that loan was paid off in full to the Company.

         In February 1997 the Company's board of directors determined that $120,000 advanced to the Company by one of its officers should be refunded. Accordingly, this amount was reclassified from deferred revenue to Note Payable
- officer, of which $90,000 is still due as of April 22, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY-OWNED RESTAURANTS OPENED AT END OF PERIOD

                                                    SIXTEEN WEEKS ENDED
                                                 April 22,         April 16,
                                                   1997              1996
                                                -------------     ------------
   Spaghetti Jack's                                 11                   4
   Sub & Stuff                                      23                  15

RESULTS OF OPERATIONS

         The following table sets forth information derived from the Company's statement of operations expressed as a percentage of revenues:


                                                SIXTEEN WEEKS ENDED
                                    -------------------------------------------
                                      APRIL 22,                     APRIL 16,
                                        1997                          1996
                                    ---------------------  --------------------
Revenues........................       100.00%                       100.00%
Cost of sales...................        64.96                         60.28
Restaurant operating expenses...        33.60                         28.70
Pre-opening expenses............         3.77                          0.00
Administrative expenses.........        21.14                         25.26
Other income (expense)..........         0.47                         (6.03)
Income taxes....................         0.00                          0.00
Net loss........................       (23.01)                       (20.26)

SIXTEEN WEEK PERIOD ENDED APRIL 22, 1997 AND APRIL 16, 1996

REVENUES

         Revenues in first quarter ended April 22, 1997 increased 50.4% over first quarter ended April 16, 1996, primarily for the reasons discussed below. Spaghetti Jack's restaurant sales increased 97.3% in 1997. The increase in sales is the result of opening three company owned restaurants in 1997 and four company owned restaurants during the last quarter of 1996. Comparable restaurant sales (defined as sales from restaurants open during both fiscal periods for the entire period) for Spaghetti Jack's decreased 33.0% in the aggregate. Sub & Stuff restaurant sales increased 30.3% in 1997. The increase in sales is the result of opening four company owned restaurants in 1997 and four company owned restaurants during the last quarter of 1996. Comparable restaurant sales for Sub & Stuff decreased 2.0% in the aggregate. The Spaghetti Jack's decreases in comparable restaurant sales are due to the entrance in the Wichita market of a direct competitor. In addition, the marketing in 1996 featured a new product introduction promoted with television versus 1997 which featured existing product line promoted with radio. Spaghetti Jack's royalty income decreased 33.2% in 1997 over 1996. This is due to the closing of one franchise restaurant in last quarter 1996 and similar comparable sales declines in franchise restaurants as stated above. Sub & Stuff royalty income increased 109.6% in 1997 over 1996. One Spaghetti Jack's franchise Area Development Agreement defaulted resulting in income recognition of $45,000.

COST OF SALES

         Cost of sales increased 62.5%, primarily as a result of opening seven company owned restaurants in 1997 and 8 company owned restaurants during the last quarter of 1996. Spaghetti Jack's food and paper cost increased by 89.8% in 1997 over 1996. This increase is attributed to the opening of new company owned restaurants as stated above. As a percentage of Spaghetti Jack's restaurant sales, the cost of food and paper decreased to 28.2% in 1997 from 29.3% in 1996. Sub & Stuff's food and paper cost increased by 27.5% in 1997 over 1996. This increase is attributed to the opening of new company restaurants as stated above. As a percentage of Sub & Stuff's restaurant sales, the cost of food and paper decreased to 29.9% in 1997 from 30.6% in 1996. The decreases in food and paper as a percentage of restaurant sales are a result of operational efficiencies. Spaghetti Jack's cost of wages and benefits increased by 187.4% in 1997 over 1996. This increase is attributed to the opening of new company restaurants as stated above. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits increased to 39.4% in 1997 from 27.0% in 1996. The increases in wages and benefits as a percentage of restaurant sales are a result of the fixed component of management salaries and crew wages compared to the relatively low volume of the new restaurants, the labor efficiency of the new restaurants based on their productivity learning curve, the higher cost of workers compensation insurance in the state of Oklahoma, as well as some increased labor for drive-thrus utilized in the new store development. Sub & Stuff's cost of wages and benefits increased by 40.9% in 1997 over 1996. This increase is attributed to the opening of new company restaurants as stated above. As a percentage of Sub & Stuff's restaurant sales, the cost of wages and benefits increased to 36.0% in 1997 from 33.3% in 1996. The increases in wages and benefits as a percentage of restaurant sales are a result of the fixed component of management salaries and crew wages compared to the relatively low volume of the new restaurants.

RESTAURANT OPERATING EXPENSE

         Overall restaurant operating expenses increased 76.6%, primarily as a result of opening seven company owned restaurants in 1997 and eight company owned restaurants during the last quarter of 1996. Spaghetti Jack's operating expenses increased by 151.4% in 1997 over 1996. This increase in attributed to the opening of new company restaurants as stated above. As a percentage of Spaghetti Jack's restaurant sales, operating expenses increased to 40.5% in 1997 from 31.8% in 1996. The increase in operating expenses as a percentage of restaurant sales are a result of the fixed component of operating expenses, specifically the rent costs, an increase in depreciation related to new development, and the cost of utilities, compared to the relatively low volume of the new restaurants, and a 1.0% increase in the advertising accrual for company owned Spaghetti Jack's. Sub & Stuff's operating expenses increased by 40.4% in 1997 over 1996. This increase is attributed to the opening of new company restaurants as stated above. As a percentage of Sub & Stuff's restaurant sales, operating expenses increased to 30.5% in 1997 from 27.5% in 1996. The increase in operating expenses as a percentage of restaurant sales are a result of the fixed component of operating expenses compared to the relatively low volume of the new restaurants partially offset by a 1.0% reduction in the advertising accrual.

PRE-OPENING EXPENSES

         Pre-opening expenses are those costs associated with the opening of a company restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training, supplies and miscellaneous expenditures. During the first quarter ended April 22, 1997, expenses totaled $115,837 as compared to $0 in 1996. The company opened three Spaghetti Jack's and four Sub & Stuff restaurants during the first quarter ended April 22, 1997 and did not experience any pre-opening expenses in the comparable quarter in 1996. Costs are expensed as incurred.

ADMINISTRATIVE EXPENSES

         Administrative expenses increased by 26.3% for the sixteen week period ended April 22, 1997, compared to the sixteen week period ended April 16, 1996. This increase is attributed to the increased number of staff positions that included a Vice President of Real Estate and Construction, a project coordinator, and the hiring of three additional restaurant level supervisors due to development.

OTHER INCOME AND EXPENSE

         The increase in interest income between the periods is primarily due to the changes in the level of cash available for investment. Interest expense decreased by $160,130 to $9,522 for the sixteen week period ended April 22, 1997 compared to $169,652 for the sixteen week period ended April 16, 1996. This decrease in interest expense is the result of the repayment of debt with proceeds of the Company's initial public offering completed December 18, 1996.

INCOME TAXES

         The Company continues to operate unprofitably and to accumulate net operating loss carryforwards and, as a result, does not have taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's restaurant operations do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food and supplies. As of April 22, 1997, the Company had a working capital deficiency of $1,443,583 as compared to working capital of $112,789 at April 16, 1996. The decrease in working capital of $1,556,372 is primarily due to the use of cash and cash equivalents in opening new restaurants and accumulated operating losses.

         During the sixteen week period ended April 16, 1997 the Company's cash deficit from operations decreased by $143,740 as compared to the sixteen weeks ended April 16, 1996. This decrease in cash deficit is primarily due to the reduction of accounts payable.

         During the sixteen week period ended April 22, 1997 the Company had a cash deficit from investing activities of $1,351,804 as compared to proceeds of $129,567 for 1996. The proceeds were realized by the sale of one company-owned Spaghetti Jack's offset by the opening of one company-owned Sub & Stuff. The increase of the deficit was primarily due to the capital expenditures related to the opening of seven company-owned restaurants.

         Capital expenditures during the sixteen week period ended April 22, 1997 totaled $1,351,804 as compared to expenditures of $120,433 for the related period in 1996. These expenditures are primarily associated with the opening of seven Company-owned restaurants. During 1997, four Sub & Stuff and three Spaghetti Jack's restaurants were opened. During the first quarter of 1996, the Company opened one Company-owned Sub & Stuff restaurant. The amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the development costs associated with such restaurants.

         During the sixteen week period ended April 22, 1997 the Company had negative cash flow from financing activities of $73,470 as compared to cash flows of $247,659 for the same period in 1996. This decrease in cash flows is primarily due to the Company's sale of common stock in the amount of $257,599 during 1996 compounded by principal payments on long-term debt during 1997.

                                     PART II
                                OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

                  None


ITEM 2:           CHANGES IN SECURITIES

                  None


ITEM 3:           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders of Stoico Restaurant Group, Inc. held on May 5, 1997, the following numbers of votes were cast for the matters indicated:

         1. Election of James M. Ash as a Class II Director to serve for a term of three (3) years.
                                                                      Broker
FOR             AGAINST                   WITHHOLD                   NON-VOTE

4,618,030         110                      11,318                     -0-

         The following directors' term of office continued after the meeting:
Louis Stoico, Jr., Craig W. Barton and John T. Mosley (Mr. Barton resigned from the Board on June 1, 1997).

         2. Ratification of the Appointment of Allen, Gibbs & Houlik, L.C., certified public accountants, as Independent Auditors for the Company for the fiscal year ending December 30, 1997.
                                                                     ABSTAIN
FOR             AGAINST                   WITHHOLD                   NON-VOTE

4,618,060        230                       11,168                     -0-

 ITEM 5:           OTHER INFORMATION

                   None

ITEM 6:            EXHIBITS AND REPORTS ON FORM 8-K

           (a)     EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

                   3(a)*        Articles of Incorporation
                   3(b)*        Bylaws
                   11           Statement re: computation of per share earnings
                   27           Financial Data Schedule

* Incorporated by reference to such numbered exhibits filed as part of Registration Statement No. 333-5488-D filed with the Commission on August 29, 1996.

          (b)      REPORTS ON FORM 8-K

                   One Form 8-K was filed on January 2, 1997 and the other was filed on April 7, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DATED: June 6, 1997                     STOICO RESTAURANT GROUP, INC.
                                        (Registrant)

                                        /s/ Louis Stoico, Jr.
                                        ______________________________________
                                        Louis Stoico, Jr.
                                        Chairman of the Board and President


                                        /s/ Cathy K. Martsolf
                                        ______________________________________
                                        Cathy K. Martsolf
                                        Senior Vice President of Administration
                                        and principal accounting officer

                        EXHIBIT INDEX

           EXHIBIT NUMBER      DESCRIPTION
           3(a)*               Articles of Incorporation
           3(b)*               Bylaws
           11                  Statement re: computation of per share earnings
           27                  Financial Data Schedule

* Incorporated by reference to such numbered exhibits filed as part of Registration Statement No. 333-5488-D filed with the Commission on August 29, 1996.

                                                                    EXHIBIT 11

                          STOICO RESTAURANT GROUP, INC.

                        COMPUTATION OF EARNINGS PER SHARE


                                                                       SIXTEEN WEEKS ENDED
                                                       ---------------------------------------------------
                                                                  APRIL 22,                APRIL 16,
                                                                    1997                     1996
                                                                  --------                 ---------
Weighted average common shares outstanding                        5,708,966                4,217,000
Effect of common stock issued or common stock
 options granted during  the twelve-month
period prior to the initial public offering:
         Common stock issued                                              -                   48,010
         Common stock options granted                                21,734                   21,734
                                                          -----------------       ------------------
Total weighted average of common and
common equivalent shares                                          5,730,700                4,286,744
                                                          -----------------       ------------------
Net loss                                                           (706,852)                (412,701)
Loss per share                                                        (0.12)                    (.10)
                                                          -----------------       ------------------
                                    17


                         STOICO RESTAURANT GROUP, INC.

                             FINANCIAL DATA SCHEDULE