Form 10QSB
period 1997-07-15
STOICO RESTAURANT GROUP INC
filed 1997-09-12
CIK 1022076

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)


   |X| Quarterly report under Section 13 or 15(d) of the Securities and Exchange
       Act of 1934 for the quarterly period ended July 15, 1997.

   |_| Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _____ to_______.

                        COMMISSION FILE NUMBER 333-5488-D

                          STOICO RESTAURANT GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

                        Delaware                   48-1177558
               (State or other jurisdiction        (I.R.S. Employer
              of incorporation or organization)    Identification No.)


                 Brittany Two Place, 1938 N. Woodlawn, Suite 301
                              Wichita, Kansas           67208
              (Address of principal executive office) (Zip code)

                                 (316) 691-8880

                (Issuer's telephone number, including area code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|.

     At July 15, 1997, 5,708,966 shares of common stock, $0.01 per share par value were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                          STOICO RESTAURANT GROUP, INC.
                        INDEX TO 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED JULY 15, 1997

                                                                         PAGE
                                                                         ----

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         Stoico Restaurant Group, Inc. and Subsidiaries Consolidated
         Balance Sheets - July 15, 1997 and December 31, 1996              3

         Stoico Restaurant Group, Inc. and Subsidiaries Consolidated Statements of Operations - Twelve Week Period and Twenty-
         Eight Week Period ended July 15, 1997 and July 9, 1996,
         respectively.                                                     4

         Stoico Restaurant Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Twenty-Eight Week Period ended
         July 15, 1997 and July 9, 1996, respectively.                     5

         Notes to Consolidated Financial Statements - July 15, 1997        6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION8

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                 16

ITEM 2:  CHANGES IN SECURITIES                                             16

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                   16

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                  16

ITEM 5:  OTHER INFORMATION                                                 16

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                  17

         SIGNATURES                                                        18


                 Stoico Restaurant Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       July 15, 1997 and December 31, 1996

                                                       July 15,      December 31,
           Assets                                        1997           1996
           ------                                     ---------      -----------
                                                      (Unaudited)
Current assets:

     Cash and cash equivalent                         $   136,743    $ 2,271,550
     Receivables                                          125,290         59,351
     Inventories                                          189,270        177,909
     Prepaid expenses and other current assets            181,667        253,216
                                                      -----------    -----------
         Total current assets                             632,970      2,762,026

Property and equipment                                  5,301,905      4,521,779

Goodwill, net of amortization of $118,855 and $76,655,
    respectively                                          947,214        989,413

Notes receivable:

     Former Officer                                        66,873        225,000
     Other, net of related deferred income of
        $201,560                                           33,024         22,077

Other assets                                               13,046         51,225
                                                      -----------    -----------
         Total assets                                $  6,995,032    $ 8,571,520
                                                      ===========    ===========

     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:

     Accounts payable                                $  1,384,726    $ 1,963,764
     Accrued expenses                                     336,112        300,282
     Current portion of long-term debt                    653,002        190,191
     Note Payable - officer                                68,000           -
     Deferred revenue                                      75,000        195,000
                                                      -----------    -----------
         Total current liabilities                      2,516,840      2,649,237
Long-term debt, less current portion                       22,343         43,580
Long-term lease obligation on closed store                 80,965        116,951
Deferred revenue                                           35,000         95,000
                                                      -----------    -----------
         Total liabilities                              2,655,148      2,904,768

Stockholder's equity:

   Preferred stock, $.01 par value, 5,000,000 shares
        authorized, -0- shares issued-and outstanding        -             -
   Common stock, $.01 par value, 20,000,000 shares
        authorized, 5,708,966 issued and outstanding       57,090         57,090
   Additional paid-in capita1                           4,285,754     14,285,754
   Accumulated deficit                               (10,002,960)    (8,676,092)
                                                      -----------    -----------
         Total stockholders' equity                     4,339,884      5,666,752
                                                      -----------    -----------
Commitments                                                  -             -
                                                      -----------    -----------
         Total liabilities and stockholders' equity    $6,995,032    $ 8,571,520
                                                      ===========    ===========


                 Stoico Restaurant Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Twelve Week Period               Twenty-Eight Week
                                                         Ended                       Period Ended
                                                  _______________________________________________________
                                                   July 15,      July 9,        July 15,       July 9,
                                                     1997         1996           1997            1996
                                                  _______________________________________________________
Revenues:

     Sales                                       $2,140,227    $1,656,574      $5,137,715    $3,649,014
     Royalty income                                  20,345        28,707          50,313        73,575
     Franchise Fees                                  15,000        34,000          60,000        34,000
                                                  _______________________________________________________

         Total revenue                            2,175,572     1,719,281       5,248,028     3,756,589
                                                  _______________________________________________________

Cost of sales:

     Food and paper                                 656,606       549,583       1,533,139     1,151,558
     Wages and benefits                             844,137       527,715       1,963,539     1,153,731
                                                  _______________________________________________________

         Total cost of sales                      1,500,743     1,077,298       3,496,678     2,305,289
                                                  _______________________________________________________

         Gross profit                               674,829       641,983       1,751,350     1,451,300

Restaurant operating expenses                       854,287       509,839       1,886,781     1,094,571

Pre-opening expenses                                  7,217        36,584         123,036        36,584

Administrative expenses                             455,376       340,091       1,105,006       854,626

Noncash compensation expense                           -           13,749          -             13,749
                                                  _______________________________________________________

         Operating loss                           (642,051)     (258,280)     (1,363,491)      548,230)

Other income (expense):

     Miscellaneous other income                      28,351       (6,930)         31,303        26,074

     Provision for lease obligation on
     closed store                                       -       (175,855)           -        (175,855)

     Interest income                                  7,841        11,871         28,999        25,768

     Interest expense                              (14,157)     (139,953)       (23,679)     (309,605)
                                                  _______________________________________________________


         Loss before income                       (620,016)     (569,147)    (1,326,868)     (981,848)

Income taxes                                           -            -             -               -
                                                  _______________________________________________________

Net loss                                         $(620,$16)   $ (569,147)  $ (1,326,868)   $(981,848)
                                                 ========================================================
Total weighted average of common and common
      equivalent shares                           5,730,700     4,328,756     5,730,700    4,307,251
                                                 ========================================================
Loss per common share                           $     (.11)    $    (.13)    $    (.23)    $   (.23)
                                                 ========================================================



                 Stoico Restaurant Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Twenty-Eight Week
                                                                                                Period Ended
                                                                                              -----------------
                                                                                              July 15,      July 9,
                                                                                               1997          1996
                                                                                              -------       -------
Cash from operating activities:

     Net loss                                                                              $(1,326,86$)  $ (981,848)

     Adjustments to reconcile net loss to net cash used in operating activities

         Depreciation and amortization                                                         508,291       251,216

         Gain on disposal of equipment                                                         (24,786)         (23)

         Noncash compensation expense                                                              -          13,749

         Income attributable to Area Development fee forfeiture                                (45,000)          -

         (Increase) decrease in receivables                                                    (65,939)        5,716

         Increase in inventories                                                               (11,361)      (1,553)

         Decrease (increase) in notes receivable                                                147,180    (158,127)

         Decrease  (increase)  in  prepaid expenses and other current assets                     71,549     (10,911)

         Decrease in other assets                                                                38,179       16,325

         Decrease in accounts  payable                                                        (579,038)    (357,245)

         Increase  (decrease) in accrued expenses                                                35,830     (33,752)

         (Decrease) increase in long term lease obligation on closed store                     (35,986)      123,333

         (Decrease) increase in deferred revenue                                               (15,000)      203,083
                                                                                                -------      -------
              Net cash used in operating activities                                         (1,302,949)    (930,037)
                                                                                                -------      -------
Cash flows from investing activities:

     Purchase of property, plant and equipment                                              (1,309,338)    (256,586)

     Proceeds from sale of restaurant                                                           87,906       251,300
                                                                                            -----------     --------
              Net cash (used in) provided by investing activities                           (1,221,432)      (5,286)
                                                                                            -----------     --------
Cash flows from financing activities:

     Proceeds from issuance of long term debt                                                   500,000    1,000,000

     Principal payments on long-term debt                                                      (58,426)    (183,224)

     Principal payments on officer note payable                                                (52,000)        -

     Proceeds from issuance of common stock                                                        -         315,095

     Deferred offering costs                                                                       -       (124,722)
                                                                                            -----------     --------
              Net cash provided by financing activities                                         389,574    1,007,149
                                                                                            -----------     --------
              Net (increase) decrease in cash and cash equivalents                          (2,134,807)       71,826

Cash and cash equivalents at beginning of period                                              2,271,550      784,171
                                                                                            -----------     --------
Cash and cash equivalents at end of period                                                   $  136,743     $855,997

                                                                                             ==========     ========



                          STOICO RESTAURANT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of Stoico Restaurant Group, Inc. and subsidiaries (the "Company") for the twenty-eight week period ended July 15, 1997, and July 9, 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report dated March 27, 1997.

     In February 1997,  FASB issued  Statement No. 128,  Earnings Per Share (FAS
128), effective for the Company for the interim periods and years ended after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share (EPS) with a presentation of "basic" EPS. Basic EPS excludes the dilutive effects of common stock equivalent shares in its calculation. A diluted EPS will still be required, and will be computed similarly to the current fully diluted EPS . Under FAS 128, both the basic and diluted EPS amounts will be presented in the financial statements. Also, the statement will require restatement of all prior period EPS data presented in the financial statements. EPS as calculated at June 30, 1997 would not be materially different if calculated using basic EPS.

(2)  Income (Loss) Per Share

     Loss per share is determined based on the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares outstanding for the twenty-eight weeks ended July 15, 1997 and July 9, 1996 were 5,730,700 and 4,307,251, respectively.

(3)  Statements of Cash Flow

     Noncash financing and investing activities consist of the following for the period ended July 15, 1997 and July 9, 1996 respectively:

     July 15, 1997
o Deferred revenue reclassified to note payable to an officer of $120,000. July 9, 1996
o Property and equipment sold in exchange for note receivable, net of related deferred income of $201,560

(4)  Related Party Transactions

     On July 17 1996, the Company made a loan to Timothy J. Jeffrey, the former President, Chief Executive Officer and a director of the Company in the amount of $66,873.31 due July 31, 1997. As of the filing of this report that loan has not been paid.

     In February 1997 the Company's board of directors determined that $120,000 advanced to the Company by one of its officers should be refunded. Accordingly, this amount was reclassified from deferred revenue to note payable - officer, of which $68,000 is still payable as of July 15, 1997.

(5)  Subsequent Events

The following events occurred subsequent to July 15, 1997:

o    Corporate office was moved on August 29, 1997.

o Six under performing restaurants have been closed that were previously opened earlier in 1997 or late 1996.

o The Company borrowed $500,000 on a short term basis from WFB, Inc., a major stockholder of the Company, to fund a portion of the Company's cash flow deficit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Company-Owned Restaurants Opened at End of Period

                                            Twenty-Eight Weeks Ended
                                            ------------------------
                                              July 15    July 9,
                                                1997       1996
                                             ----------  ---------

         Spaghetti Jack's                        11          4
         Sub & Stuff                             22         16

Results of Operations

     The following table sets forth information derived from the Company's statement of operations expressed as a percentage of revenues:


                                            Twenty-Eight Weeks Ended
                                         ------------------------------
                                             July 15,        July 9,
                                               1997            1996
                                         --------------- --------------
Revenues................................     100.00%         100.00%

Cost of sales...........................       66.6            61.3

Restaurant operating expenses...........       36.0            29.1

Pre-opening expenses....................        2.3             1.0

Administrative expenses.................       21.1            22.7

Other income (expense)..................         .7           (11.6)

Income taxes............................        0.0             0.0

Noncash compensation expense............        0.0              .4

Net loss................................      (25.3)          (26.1)

Twelve Week Period Ended July 15, 1997 and July 9, 1996

Revenues

     Revenues for the twelve week period ended July 15, 1997 increased by $456,291 or 26.5% compared to the twelve week period ended July 9, 1996 primarily for the reasons discussed below. Spaghetti Jack's restaurant sales increased by $377,436 or 88.0% in 1997. The increase in sales is the result of the opening of three Company-owned restaurants during 1997, and the opening of four Company-owned restaurants late in 1996. Comparable restaurant sales (defined as sales from restaurants open during both fiscal periods for the entire period) for Spaghetti Jack's decreased by $127,033 or 30.1% in the aggregate. Sub & Stuff restaurant sales increased by $106,216 or 8.7% in 1997. The increase in sales is the result of opening four Company-owned restaurants in the first quarter 1997, the opening of three restaurants late in 1996, the opening of two restaurants in the second quarter of 1996, relocating one store, relocating and dual branding the second Sub & Stuff restaurant by adding the Spaghetti Jack's menu, and dual branding the third Sub & Stuff restaurant in an existing location by adding the Spaghetti Jack's menu. Comparable restaurant sales for Sub & Stuff decreased by $53,752 or 5.1% in the aggregate. These decreases in comparable restaurant sales for Spaghetti Jack's and Sub & Stuff are due to discontinuing couponing as a marketing tool in early 1997, and increased competition in their core market. Spaghetti Jack's royalty income decreased by $7,959 or 32.2% in 1997, compared to the same period in 1996, due to the closing of three franchise stores. Sub & Stuff royalty income decreased $403 or 10.0% in 1997, compared to the same period in 1996. Sub & Stuff's franchise fees for the twelve week period ended July 15, 1997 were $15,000 which is the result of the addition of one franchisee. For the period ended July 9, 1996, Sub & Stuff's franchise fees were $9,000 which is the result of the addition of one franchisee. Spaghetti Jack's franchise fees for the same period ended July 9, 1996 were $25,000 which is the result of the addition of one franchisee.

Cost of Sales

     Cost of sales for the twelve week period ended July 15, 1997, compared to the twelve week period ended July 9, 1996, increased $423,445 or 39.3% primarily as a result of opening seven Company-owned restaurants in 1997, and six Company-owned restaurants in the last quarter of 1996, and two Company-owned restaurants in the second quarter of 1996. Spaghetti Jack's food and paper costs increased by $128,863 or 102.6% in 1997, compared to the same period in 1996. This increase is attributed to the opening of three Company-owned restaurants in 1997 and four Company-owned restaurants in the comparable period in 1996. As a percentage of Spaghetti Jack's sales, the cost of food and paper increased to 31.5% in 1997 from 29.3% compared to the same period in 1996. This increase is due to a decrease in sales and an increase in product specifications. Sub & Stuff food and paper cost decreased by $21,839 or 5.2% in 1997, compared to the same period in 1996. This decrease is attributed to operational efficiencies, reductions in product specifications and a price increase. As a percentage of Sub & Stuff sales, the cost of food and paper decreased to 30.2% in 1997 from 34.5% in the comparable period in 1996. Spaghetti Jack's cost of wages and benefits increased by $217,590 or 170.2% in 1997, compared to the twelve week period ended July 9, 1996. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits increased to 42.8% in 1997 from 29.8% in 1996. This increase in wages and benefits, as a percentage of restaurant sales, is a result of the fixed component of management salaries and crew wages, compared to the low sales volume of the new restaurants, sales decreases in same store sales, labor efficiencies and productivity of the new restaurants, Sub & Stuff wages and benefits increased by $98,836 or 24.7% in 1997, compared to the same period in 1996. As a percentage of Sub & Stuff restaurant sales, the cost of wages and benefits increased to 37.4% in 1997 from 32.6% in the comparable period in 1996. This increase is attributed to the opening of Company-owned restaurants as stated above.

Restaurant Operating Expense

     Overall restaurant operating expenses for the twelve week period ended July 15, 1997, compared to the twelve week period ended July 9, 1996, increased by $344,448 or 67.6% primarily as a result of opening seven Company-owned restaurants in 1997, six Company-owned restaurants in the last quarter of 1996 two Company-owned restaurants in the second quarter of 1996, as well as, an increase in depreciation and amortization associated with new restaurant development. Spaghetti Jack's restaurant operating expenses increased by $232,718 or 138.8% primarily a result of opening three Company-owned restaurants in 1997, four Company-owned restaurants in the last quarter of 1996. As a percentage of Spaghetti Jack's restaurant sales, operating expenses increased to 49.6% in 1997, compared to 39.1% in the comparable twelve week period ended July 9, 1996. Spaghetti Jack's fixed costs totaled $78,846 for the twelve week period ended July 9, 1996, as compared to $266,138 for the comparable period in 1997 due to the new store additions. Sub & Stuff's operating expenses increased by $112,008 or 32.8% in 1997, primarily the result of new store openings, as well as an increase in depreciation and amortization associated with new restaurant development. As a percentage of Sub & Stuff restaurant sales, operating expenses increased to 34.% compared to 27.9% in the comparable twelve week period ended July 9, 1996. Spaghetti Jack's depreciation and amortization costs totaled $74,517 for the twelve week period ended July 15, 1997, as compared to $31,498 for the comparable twelve week period ended July 9, 1996.

Pre-opening Expenses

     Pre-opening expenses are those costs associated with the opening of a Company-owned restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training and supplies and miscellaneous expenditures. During the twelve week period ended July 15, 1997, expenses totaled $7,217 related to the conversion of the third dual branded Sub & Stuff restaurant by adding the Spaghetti Jack's menu to an existing location. For the twelve week period ended July 9, 1997, expenses totaled $36,584 of which $20,195 was related to the opening of two Company-owned restaurants and $16,389 was related to stores that were not opened as of the end of second quarter.
Costs are expensed as incurred.

Administrative Expenses

     Administrative expenses increased by 33.9% or $115,285 for the twelve week period ended July 15, 1997, compared to the twelve week period ended July 9, 1996. This increase is attributed to the following: 1)increased insurance costs to include a directors and officers policy that was issued in late 1996, the expense impact on second quarter 1997, over second quarter 1996 was $16,955
2)increased depreciation and amortization expense of $11,974 3)increased professional fee expense of $60,017 4)expenses related to three locations leased, build outs not done due to the lack of funding of $31,532 5)reduction in the amount of $60,253 due to the elimination of nine staff positions and all associated expenses.

Other Income and Expense

     Interest income decreased by $4,030 to $7,841 for the twelve week period ended July 15, 1997, compared to the twelve week period ended July 9, 1996. Interest expense decreased by $125,796 to $14,157 for the twelve week period ended July 15, 1997, compared to $139,953 for the comparable period ended July 9, 1996. This decrease in interest expense is the result of the repayment of debt with proceeds of the Company's initial public offering completed December 18, 1996. During second quarter 1996, the Company recorded a provision of $175,855 for a lease obligation on a closed Company owned restaurant based on management's assessment of the loss exposure to this lease.

Income Taxes

     The Company continues to operate unprofitably and to accumulate net operating loss carryforwards, and as a result, does not have taxable income.


Twenty-Eight Week Period Ended July 15, 1997 and July 9, 1996

Revenues

     Revenues for the twenty-eight week period ended July 15, 1997 increased by $1,491,438 or 39.7% compared to the twenty-eight week period ended July 9, 1997 primarily for the reasons discussed below. Spaghetti Jack's restaurant sales increased by $959,755 or 93.4% in 1997, compared to the same period in 1996. The increase in sales is the result of opening three Company-owned restaurants during 1997 and opening four Company-owned restaurants late in 1996. Comparable restaurant sales (defined as sales from restaurants open during both fiscal periods for the entire period) for Spaghetti Jack's decreased by $324,574 or 46.7% in the aggregate. This decrease in comparable restaurant sales for Spaghetti Jack's due to the performance of the new stores not meeting up to management's expectations, and increased competition in the core market. Sub & Stuff restaurant sales increased $536,457 or 20.4% for the twenty-eight week period ended July 15, 1997, as compared to the same period in 1996. The increase in sales is the result of opening four Company-owned restaurants in the first quarter 1997, the opening of three Company-owned restaurants late in 1996, the opening of two Company-owned restaurants in the second quarter 1997, relocating one store, relocating and dual branding the second Sub & Stuff restaurant by adding the Spaghetti Jack's menu, and dual branding the third Sub & Stuff restaurant in an existing location by adding the Spaghetti Jack's menu.
Comparable restaurant sales for Sub & Stuff decreased $8,461 or .4% in the aggregate. Spaghetti Jack's royalty income decreased $24,774 or 36.5% in 1997, compared to the same period in 1996 due to the closing of three franchise stores. Sub & Stuff royalty income increased $1,512 or 26.3% in 1997, as compared to the same period in 1996. Sub & Stuff franchise fees for the twenty-eight week period ended July 15, 1997 totaled $15,000 which is the result of the addition of one franchisee. Sub & Stuff franchise fees for the twenty-eight week period ended July 9, 1996 totaled $9,000 which is the result of the addition of one franchisee. Spaghetti Jack's franchise fees for the twenty-eight week period ended July 15, 1997 totaled $45,000 which is a fee fortfeiture on an Area Development Agreement.

Cost of Sales

     Cost of sales for the twenty-eight week period ended July 15, 1997, compared to the twenty-eight week period ended July 9, 1996, increased
$1,191,389 or 51.7% primarily as a result of opening seven Company-owned restaurants in 1997, and six Company-owned restaurants in the last quarter of 1996, and two Company-owned restaurants in the second quarter of 1996. Spaghetti Jack's food and paper costs increased by $286,176 or 95.1%in 1997, compared to the same period in 1996. This increase is attributed to the opening of Company-owned restaurants as stated above. As a percentage of Spaghetti Jack's sales, the cost of food and paper increased to 29.5% in 1997 from 29.3% in the comparable period in 1996. Sub & Stuff food and paper increased by $95,405 or 11.2% in 1997, compared to the same period in 1996. As a percentage of Sub & Stuff restaurant sales, the cost of food and paper decreased from 30.0% to 32.5% in 1997, compared to the same period in 1996. This decrease is attributed to operational efficiencies, reductions in product specifications and a price increase. Spaghetti Jack's cost of wages and benefits increased by $810,688 or 179.8% in 1997 compared to the same period in 1996. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits increased to 40.8% in 1997 from 28.2% in the comparable period in 1996. This increase in wages and benefits, as a percentage of restaurant sales, is a result of the fixed component of management salaries and crew wages, compared to the low sales volume of the new restaurants, sales decreases in same store sales, lack of efficiencies and labor productivity in the new restaurants. Sub & Stuff wages and benefits increased by $288,836 or 33.4% in 1997 compared to the same period in 1996. As a percentage of Sub & Stuff restaurant sales, the cost of wages and benefits increased to 36.6% from 33.0% in 1997, compared to the same period in 1996. Sub & Stuff wages and benefits increased by $94,405 or 11.1% in 1997, compared to the same period in 1996. This increase is attributed to the opening of Company-owned restaurants as stated above.

Restaurant Operating Expenses

     Overall restaurant operating expenses for the twenty-eight week period ended July 15, 1997 compared to the twenty-eight week period ended July 9, 1996, increased by $792,489 or 72.4% primarily as a result of opening seven Company-owned restaurants in 1997, six Company-owned restaurants in the last quarter of 1996, two Company-owned restaurants in the second quarter of 1996, as well as, an increase in depreciation and amortization associated with new restaurant development. Spaghetti Jack's restaurant operating expenses increased by $523,072 or 144.8% primarily a result of opening three Company-owned restaurants in 1997, four Company-owned restaurants in the last quarter of 1996. As a percentage of Spaghetti Jack's restaurant sales, operating expenses increased to 44.5% in 1997, compared to 35.2% in the comparable twenty-eight week period ended July 9, 1996. Sub & Stuff operating expenses increased by $269,417 or 36.8% in 1997 primarily as the result of new store openings, as well as an increase in depreciation and amortization associated with new restaurant development. As a percentage of Sub & Stuff restaurant sales, operating expenses increased to 31.8%, compared to 28.0% in the comparable twenty-eight week period ended July 9, 1996.

Pre-Opening Expenses

     Pre-opening expenses are those costs associated with the opening of a Company-owned restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training and supplies and miscellaneous expenditures. During the twenty-eight week period ended July 15, 1997, expenses totaled $123,054 related to the opening of seven company restaurants. For the twenty-six week period ended July 9, 1996, expenses totaled $36,584 of which $20,195 was related to the opening of two Company-owned restaurants and $16,389 related to stores that were not opened as of the end of second quarter.

Administrative Expenses

     Administrative expenses increased by 29.3% or $250,380 for the twenty eight week period ended July 15, 1997, compared to the twenty eight week period ended July 9, 1996. This increase is attributed to the following: 1) increased insurance costs of $38,994, 2) increased depreciation and amortization of $27,638 3)professional fee expense of $143,968 4)relocation expenses of $16,373 incurred due to restaurant openings.

Other Income and Expense

     Interest income increased by $3,231 to $28,999 for the twenty eight week period ended July 15, 1997, over the comparable period in 1996. Interest expense decreased by $285,926 to $23,679 for the period ended July 15, 1997, compared to $309,605 for the comparable twenty-eight week period ended July 9, 1996. This decrease in interest expense is the result of the repayment of debt with proceeds of the Company's initial public offering completed December 18, 1996.

Income Taxes

     The Company continues to operate unprofitably and to accumulate net operating loss carryforwards, and as a result, does not have taxable income.

Liquidity and Capital Resources

     The Company's restaurant operations do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food and supplies. As of July 15, 1997, the Company had a working capital deficit of $1,883,870, as compared to a deficit of $1,527,122, at July 9, 1996. The increase in working capital deficit of $356,748 is due primarily to the use of cash and cash equivalents in opening new restaurants and accumulated operating losses.

     The Company incurred losses for the twenty-eight week period ended July 15, 1997 and July 9, 1996 of $1,326,868 and $981,848 resulting in cash used by operating activities of $1,302,949 and $930,037 in 1997 and 1996, respectively. The Company will not be able to sustain losses or use of cash by operating activities similar to the levels incurred through second quarter 1997 and 1996 without obtaining additional financing. The Company does not presently have any commitments to obtain additional financing. Management's plans to address this has included the elimination of ten corporate staff positions compared to the positions, at year end 1996. Subsequent to July 15, 1997 the Company relocated its corporate offices and closed six under performing restaurants that were opened earlier in 1997 or late in 1996, in an effort to reduce operating expenses and cash flow needs.

Continued Negative Cash Flow

     Since April 22, 1997, the Company has continued to experience negative cash flow as sales revenues have not been sufficient to meet the Company's cash needs. Subsequent to July 15, 1997, the Company borrowed $500,000 on a short term basis from WFB, Inc., a major stockholder of the Company, to fund a portion of the Company's cash flow deficit

     The Company is continuing to monitor sales levels of certain other restaurant locations and is considering additional closings of under-performing units. In addition, the Company will attempt to liquidate assets from closed units to raise cash to repay indebtedness, and if possible, to fund its operations on a positive cash flow basis. In the event that sales levels continue to decline or are not sufficient to meet the Company's cash needs, the Company will be required to borrow additional funds, sell additional assets, or otherwise raise liquid capital. There is no assurance that any such sources of cash will be available or that the Company will be able to meet its cash needs.

     During the twenty-eight week period ended July 15, 1997, the Company had a cash deficit from investing activities of $1,221,432, as compared to a deficit of $5,286 for 1996. The increase in the deficit was due primarily to the purchases of property, plant and equipment related to the increased number of restaurant openings in 1997. This increase was partially offset by the proceeds from the sale of one Company-owned Sub & Stuff in 1997.

     Capital expenditures during the twenty-eight week period ended July 15, 1997 totaled $1,309,338, as compared to expenditures of $256,586 for the comparable period in 1996. These expenditures are primarily associated with the opening of seven Company owned restaurants of which four were Sub & Stuff's, three were Spaghetti Jack's, and the addition of the third dual branded Sub & Stuff adding the Spaghetti Jack's menu to an existing location in the twenty-eight week period ended July 15, 1997. The Company opened two Sub & Stuff restaurants during the comparable period in 1996. The amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the development costs associated with such restaurants.

     During the twenty-eight week period ended July 15, 1997, the Company had cash flows from financing activities of $389,574, as compared to cash flows of $1,007,149 for the comparable period in 1996. This decrease in cash flow is due primarily to the level of financing activity, proceeds from the sale of common stock, and principal payments on long-term debt during 1996, as compared to 1997.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS


              A lawsuit has been filed in Sedgwick County, Kansas against the Company and others by a group of shareholders seeking to represent the class of shareholders that purchased shares of the Company's stock in the registered stock offering concluded late last year. The petition alleges that certain statements made by the Company, certain officers, and the underwriter were untrue or misleading. The Company intends to defend this lawsuit vigorously.


ITEM 2:  CHANGES IN SECURITIES


         None


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES


         Not applicable


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Matters submitted during the second quarter to a vote of security holders, was submitted at the Annual Meeting held on May 5, 1997, and was reported on in the First Quarter ended April 22, 1997, 10QSB.


ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION
         S-B

         3(a)*    Articles of Incorporation
         3(b)*    Bylaws
         27       Financial Data Schedule
______________________

* Incorporated by reference to such numbered exhibits filed as part of Registration Statement No. 333- 5488-D filed with the Commission on August 29, 1996.

     (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: September 12, 19    STOICO RESTAURANT GROUP, INC.
                           (Registrant)


                           /s/ Louis Stoico, Jr.
                           ------------------------------------
                           Louis Stoico, Jr.
                           Chairman of the Board and President


                           /s/ Cathy K. Martsolf
                           -----------------------------------
                           Cathy K. Martsolf
                           Senior Vice President of Administration
                           and principal accounting officer

                                  EXHIBIT INDEX

         Exhibit Number            Description
         --------------            ------------

         3(a)*                     Articles of Incorporation
         3(b)*                     Bylaws
         27                        Financial Data Schedule

* Incorporated by reference to such numbered exhibits filed as part of Registration Statement No. 333-5488-D filed with the Commission on August 29, 1996.