Form 10QSB
period 1997-10-07
STOICO RESTAURANT GROUP INC
filed 1997-11-26
CIK 1022076

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)


  |X| Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended October 7, 1997.

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

        At October 7, 1997, 5,708,966 shares of common stock, $0.01 per share par value were outstanding.

        Transitional Small Business Disclosure Format (check one): Yes |_| No X

                          STOICO RESTAURANT GROUP, INC.
                        INDEX TO 10-QSB FOR THE QUARTERLY
                          PERIOD ENDED OCTOBER 7, 1997

                                                                            PAGE

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

           Stoico Restaurant Group, Inc. and Subsidiaries Consolidated
           Balance Sheets - October 7, 1997 and December 31, 1996              3

           Stoico Restaurant Group, Inc. and Subsidiaries Consolidated Statements of Operations - Twelve Week Period and Forty
           Week Period ended October 7, 1997 and October 1, 1996,
           respectively.                                                       4

           Stoico Restaurant Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Forty Week Period ended
           October 7, 1997 and October 1, 1996, respectively.                  5

           Notes to Consolidated Financial Statements - October 7, 1997        6

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II:   OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS                                                  16

ITEM 2:    CHANGES IN SECURITIES                                              16

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES                                    16

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                                   16

ITEM 5:    OTHER INFORMATION                                                  16

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                   17

           SIGNATURES                                                         18


                 Stoico Restaurant Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      October 7, 1997 and December 31, 1996

                                                                       October 7,      December 31,
                        Assets                                           1997             1996
                        ------                                       -------------    -------------
                                                                      (Unaudited)
Current assets:

         Cash and cash equivalents                                   $     48,369    $  2,271,550
         Receivables                                                      195,019          59,351
         Inventories                                                      155,087         177,909
         Prepaid expenses and other current assets                        175,169         253,216
                                                                     ------------    ------------
                  Total current assets                                    573,644       2,762,026

Property and equipment                                                  3,464,073       4,521,779

Goodwill, net of amortization of $136,940 and $76,655,
    respectively                                                          929,129         989,413

Notes receivable:

         Former Officer                                                    66,873         225,000
         Other, net of related deferred income of
         $201,560                                                          37,716          22,077

Other assets                                                               48,013          51,225
                                                                     ------------    ------------
                  Total assets                                       $  5,119,448    $  8,571,520
                                                                     ============    ============

         Liabilities and Stockholders' Equity Current liabilities:
         ---------------------------------------------------------

         Accounts payable                                            $  1,524,353    $  1,963,764
         Accrued expenses                                                 350,806         300,282
         Current portion of long-term debt                              1,141,965         190,191
         Note Payable - officer                                            40,000            --
         Deferred revenue                                                  50,000         195,000
                                                                     ------------    ------------
                  Total current liabilities                             3,107,125       2,649,237

Long-term debt, less current portion                                       18,240          43,580
Long-term lease obligation on closed store                                 61,158         116,951
Deferred revenue                                                           35,000          95,000
                                                                     ------------    ------------
                  Total liabilities                                     3,221,523       2,904,768

Stockholder's equity:

         Preferred stock, $.01 par value, 5,000,000 shares
              authorized, -0- shares issued and outstanding                  --              --
         Common stock, $.01 par value, 20,000,000 shares
              authorized, 5,708,966 issued and outstanding                 57,090          57,090
         Additional paid-in capital                                    14,285,754      14,285,754
         Accumulated deficit                                          (12,444,918)     (8,676,092)
                                                                     ------------    ------------
                  Total stockholders' equity                            1,897,926       5,666,752
                                                                     ------------    ------------
Commitments                                                                  --              --

                                                                     ------------    ------------
     Total liabilities and stockholders' equity                      $  5,119,448    $  8,571,520
                                                                     ============    ============



                 Stoico Restaurant Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Twelve Week Period               Forty Week
                                                          Ended                      Period Ended
                                               October 7,    October 1,       October 7,    October 1,
Revenues:                                         1997          1996            1997           1996
                                             -----------------------------------------------------------

         Sales                               $ 1,798,072    $ 1,579,906    $ 6,935,787    $ 5,228,920
         Royalty income                           23,472         30,673         73,785        104,248
         Franchise Fees                           25,000           --           85,000         34,000
                                             -----------     -----------    -----------    ----------
                  Total revenue                1,846,544      1,610,579      7,094,572      5,367,168
                                               ---------      ---------      ---------      ---------

Cost of sales:
         Food and paper                          587,974        500,396      2,121,113      1,651,954
         Wages and benefits                      831,639        522,902      2,795,178      1,676,633
                                                 -------        -------      ---------      ---------

                  Total cost of sales          1,419,613      1,023,298      4,916,291      3,328,587
                                               ---------      ---------      ---------      ---------


                  Gross profit                   426,931        587,281      2,178,281      2,038,581

Restaurant operating expenses                    780,782        453,096      2,667,563      1,547,667
Pre-opening expenses                                --           97,389        123,054        133,973
Restaurant closing expenses                    1,732,576           --        1,732,576           --
Administrative expenses                          335,734        474,405      1,440,740      1,329,031
Noncash compensation expense                        --             --             --           13,749
                                             -----------    -----------    -----------    -----------
                  Operating loss              (2,422,161)      (437,609)    (3,785,652)      (985,839)

Other income (expense):

         Miscellaneous other income                3,599          5,621         34,902         31,695
         Provision for lease obligation on
         closed store                               --             --             --         (175,855)
         Interest income                           7,273         17,056         36,272         42,824
         Interest expense                        (30,669)      (161,859)       (54,348)      (471,464)
                                              -----------    -----------    -----------    -----------
                  Loss before income taxes    (2,441,958)      (576,791)    (3,768,826)    (1,558,639)
Income taxes                                        --             --             --             --
                                              -----------    -----------    -----------    -----------
Net loss                                     $(2,441,958)   $  (576,791)   $(3,768,826)   $(1,558,639)
                                              ===========    ===========    ===========    ===========
Total weighted average of common and common
      equivalent shares                        5,730,700      4,328,756      5,730,700      4,307,252
                                              ===========    ===========    ===========    ===========

Loss per common share                        $      (.43)   $      (.13)   $      (.66)  $       (.36)
                                              ===========    ===========    ===========    ===========




                 Stoico Restaurant Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Forty Week
                                                                                                    Period Ended
                                                                                         ---------------------------------
                                                                                            October 7,        October 1,
                                                                                               1997              1996
                                                                                         --------------     --------------

Cash from operating activities:
         Net loss                                                                           $(3,768,826)   $(1,558,639)
         Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                                 732,726        321,256
                  (Gain) loss on disposal of equipment                                          (24,786)         3,302
                  Income attributable to Area Development fee forfeiture                        (45,000)          --
                  Noncash restaurant closing expenses                                         1,662,877           --
                  Increase in receivables                                                      (135,668)        (6,461)
                  Decrease (increase) in inventories                                             22,822         (7,081)
                  Decrease (increase) in notes receivable                                       142,488       (242,385)
                  Decrease (increase) in prepaid expenses and other current assets 78,047      (110,491)
                  Decrease (increase) in other assets                                             3,212        (34,998)
                  (Decrease) increase in accounts payable                                      (439,410)        78,318
                  Increase in accrued expenses                                                   50,524        171,124
                  (Decrease) increase in long term lease obligation on closed sto(55,793)       123,333
                  (Decrease) increase in deferred revenue                                       (40,000)       218,083
                                                                                            -----------    -----------
                           Net cash used in operating  activities                            (1,816,787)    (1,044,639)
                                                                                            -----------    -----------
Cash flows from investing activities:
         Purchase of property, plant and equipment                                           (1,340,734)      (606,949)
         Proceeds from sale of restaurant                                                        87,906        251,300
                                                                                            -----------    -----------
                           Net cash used in investing activities                             (1,252,828)      (355,649)
                                                                                            -----------    -----------
Cash flows from financing activities:
         Proceeds from issuance of long term debt                                             1,000,000      1,000,000
         Principal payments on long-term debt                                                   (73,566)      (195,944)
                Principal payments on officer note payable                                    (80,000))           --
         Proceeds from issuance of common stock                                                    --          315,095
         Deferred offering costs                                                                   --         (281,621)
                                                                                            -----------    -----------
                           Net cash provided by financing activities                            846,434        837,530
                                                                                            -----------    -----------
                           Net decrease in cash and cash equivalents                         (2,223,181)      (562,758)
Cash and cash equivalents at beginning of period                                              2,271,550        784,171
                                                                                            -----------    -----------
Cash and cash equivalents at end of period                                                  $    48,369    $   221,413
                                                                                            ===========    ===========

                          STOICO RESTAURANT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of Stoico Restaurant Group, Inc. and subsidiaries (the "Company") for the forty week period ended October 7, 1997, and October 1, 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report dated March 27, 1997.

     In February 1997,  FASB issued  Statement No. 128,  Earnings Per Share (FAS
128), effective for the Company for the interim periods and years ended after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share (EPS) with a presentation of "basic" EPS. Basic EPS excludes the dilutive effects of common stock equivalent shares in its calculation. A diluted EPS will still be required, and will be computed similarly to the current fully diluted EPS . Under FAS 128, both the basic and diluted EPS amounts will be presented in the financial statements. Also, the statement will require restatement of all prior period EPS data presented in the financial statements. EPS as calculated at October 7, 1997 would not be materially different if calculated using basic EPS.

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired, and the carrying amount of the assets may not be recoverable from future undiscounted cash flows generated by those assets. If assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Due to the closing of certain restaurants in the current quarter ending October 7, 1997, the Company indicated that $945,476 of assets might be impaired. However, as of October 7, 1997, the Company had not yet determined which of those assets would be utilized in other restaurants, sold, or kept in storage, and thus there is no determination of future undiscounted cash flows to be generated from the assets. Nonetheless, it is reasonably possible that in the next quarter, an estimate of undiscounted cash flows will be determinable, resulting in a need to write-down those assets to fair value.

(2)  Income (Loss) Per Share

     Loss per share is determined based on the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares outstanding for the forty weeks ended October 7, 1997 and October 1, 1996 were 5,730,700 and 4,307,252, respectively.

(3)  Statements of Cash Flow

     Noncash financing and investing activities consist of the following for the period ended October 7, 1997 and October 1, 1996:

     October 7, 1997
o    Deferred  revenue  reclassified  to note payable to an officer of $120,000.

     October 1, 1996
o Property and equipment sold in exchange for note receivable, net of related deferred income of $201,560.

(4)  Related Party Transactions

     On July 17 1996, the Company made a loan to Timothy J. Jeffrey, the former President, Chief Executive Officer and a director of the Company in the amount of $66,873.31 was due July 31, 1997. As of the filing of this report that loan has not been paid.

     In February 1997 the Company's board of directors determined that $120,000 advanced to the Company by one of its officers should be refunded. Accordingly, this amount was reclassified from deferred revenue to note payable - officer, of which $40,000 is still payable as of October 7, 1997.

(5)  Subsequent Events

The following event occurred subsequent to October 7, 1997:

o Three under performing restaurants of which two were Spaghetti Jack's and one was a Sub & Stuff have been closed that were previously opened earlier in 1997 or late 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Company-Owned Restaurants Opened at End of Period

                                                  Forty Weeks Ended
                                            October 7,        October 1,
                                               1997              1996
                                           -------------     ------------

                  Spaghetti Jack's              5                   4
                  Sub & Stuff                  18                  16

Results of Operations

         The following table sets forth information derived from the Company's statement of operations expressed as a percentage of revenues:


                                                     Forty Weeks Ended
                                             -----------------------------------
                                                October 7,           October 1,
                                                  1997                  1996
                                             -----------------------------------
Revenues.....................................    100.00%               100.00%
Cost of sales................................      69.3                  62.0
Restaurant operating expenses................      37.6                  28.8
Pre-opening expenses.........................       1.7                   2.5
Restaurant closing expenses..................      24.4                   0.0
Administrative expenses......................      20.3                  24.8
Other income (expense).......................        .2                 (10.7)
Income taxes.................................       0.0                   0.0
Noncash compensation expense.................       0.0                    .3
Net loss.....................................      53.1                  29.0

Twelve Week Period Ended October 7, 1997 and October 1, 1996

Revenues

         Revenues for the twelve week period ended October 7, 1997 increased by $235,965 or 14.7% compared to the twelve week period ended October 1, 1996 primarily for the reasons discussed below. Spaghetti Jack's restaurant sales increased by $245,836 or 62.7% in 1997. The increase in sales is the result of the opening of three Company-owned restaurants during 1997, and the opening of four Company-owned restaurants late in 1996, as of November 5, 1997 all of these have since been closed, in addition one opened in 1995 has also been closed. Comparable restaurant sales (defined as sales from restaurants open during both fiscal periods for the entire period) for Spaghetti Jack's decreased by $78,787 or 25.8% in the aggregate. Sub & Stuff restaurant sales decreased by $27,668 or 2.3% in 1997. Three restaurant openings late 1996 and four in 1997 contributed $65,313 in restaurant sales, as of October 30, 1997 of these five have since been closed. Comparable restaurant sales for Sub & Stuff decreased by $92,981 or 9.1% in the aggregate. These decreases in comparable restaurant sales for Spaghetti Jack's and Sub & Stuff are due to discontinuing couponing as a marketing tool in early 1997, and increased competition in their core market. Spaghetti Jack's royalty income decreased by $7,917 or 29.4% in 1997, compared to the same period in 1996, due to the closing of four franchise Restaurants. Sub & Stuff royalty income increased $716 or 19.2% in 1997, compared to the same period in 1996. Sub & Stuff did not have any franchise fees for the twelve week period ended October 7, 1997. Spaghetti Jack's franchise fees for the twelve week period ended October 7, 1997 were $25,000 which is the result of the addition of one franchisee.

Cost of Sales

         Cost of sales for the twelve week period ended October 7, 1997, compared to the twelve week period ended October 1, 1996, increased $396,315 or 38.7% primarily as a result of opening seven Company-owned restaurants in 1997, and seven Company-owned restaurants late in 1996, as of November 5, 1997 twelve of these have since been closed, in addition one opened in 1995 has also been closed. Spaghetti Jack's food and paper costs increased by $102,347 or 88.1% in 1997, compared to the same period in 1996. This increase is attributed to the opening of three Company-owned restaurants in 1997 and four Company-owned restaurants late in 1996, as of November 5, 1997 all of these have since been closed, in addition one opened in 1995 has also been closed. As a percentage of Spaghetti Jack's sales, the cost of food and paper increased to 34.3% in 1997 from 29.6% compared to the same period in 1996. This increase is due to a change in product specifications resulting in larger portions. Sub & Stuff food and paper cost decreased by $14,768 or 3.8% in 1997, compared to the same period in 1996. As a percentage of Sub & Stuff sales, the cost of food and paper decreased to 31.9% in 1997 from 32.4% in the comparable period in 1996. Spaghetti Jack's cost of wages and benefits increased by

$184,675 or 156.8% in 1997, compared to the twelve week period ended October 1, 1996. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits increased to 47.4% in 1997 from 30.0% in 1996. This increase in wages and benefits, as a percentage of restaurant sales, is a result of the fixed component of management salaries and crew wages, compared to the low sales volume of the new restaurants, decreases in same store sales, and lack of labor efficiencies. Sub & Stuff wages and benefits increased by $124,061 or 30.6% in 1997, compared to the same period in 1996. As a percentage of Sub & Stuff restaurant sales, the cost of wages and benefits increased to 45.6% in 1997 from 34.1% in the comparable period in 1996. This increase is attributed to the opening of Company-owned restaurants as stated above.

Restaurant Operating Expense

         Overall restaurant operating expenses for the twelve week period ended October 7, 1997, compared to the twelve week period ended October 1, 1996, increased by $327,685 or 72.3% primarily as a result of opening seven Company-owned restaurants in 1997, and seven Company-owned restaurants late in 1996, as well as, an increase in depreciation and amortization of $129,960 or 202.8% associated with new restaurant development. As of November 5, 1997 twelve of these restaurants have since been closed, in addition one opened in 1995 has also been closed. Spaghetti Jack's restaurant operating expenses increased by $254,774 or 207.0% primarily a result of opening three Company-owned restaurants in 1997, and four Company-owned restaurants late in 1996, of which depreciation and amortization accounts for $83,781 of the increase. As of November 5, 1997 all of these restaurants have since been closed, in addition to one opened in 1995 has also been closed. As a percentage of Spaghetti Jack's restaurant sales, operating expenses increased to 59.2% in 1997, compared to 31.4% in the comparable twelve week period ended October 1, 1996. Sub & Stuff's operating expenses increased by $72,913 or 22.1% in 1997, primarily the result of new restaurant openings, as well as an increase in depreciation and amortization of $46,180 associated with new restaurant development. As a percentage of Sub & Stuff restaurant sales, operating expenses increased to 34.7% compared to 27.8% in the comparable twelve week period ended October 1, 1996.

Pre-opening Expenses

         Pre-opening expenses are those costs associated with the opening of a Company-owned restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training and supplies and miscellaneous expenditures. During the twelve week period ended October 7, 1997 there were no pre-opening expenses as compared to $4,131 for the comparable period in 1996. Costs are expensed as incurred.

Restaurant Closing Expenses

         Restaurant closing costs are recorded when the decision to close a restaurant is made. Restaurant closing costs include estimated losses, the unrecoverable balances of leasehold improvements, and other expenses. The Company has recorded all reasonably estimable costs as of October 7, 1997. For the twelve week period ended October 7, 1997 the Company recorded costs of $1,732,576 for the closing of six Spaghetti Jack's and four Sub & Stuff restaurants. The costs of the additional three (two Spaghetti Jack's and one Sub & Stuff) restaurant closings subsequent to this period will be recorded in the next quarter.

Administrative Expenses

         Administrative expenses decreased by 29.2% or $138,671 for the twelve week period ended October 7, 1997, compared to the twelve week period ended October 1, 1996. This decrease is attributed to the elimination of twelve corporate positions, relocating the corporate office and the reduction of general overhead expenses.

Other Income and Expense

         Interest income decreased by $9,783 to $7,273 for the twelve week period ended October 7, 1997, compared to the twelve week period ended October 1, 1996. Interest expense decreased by $131,190 to $30,669 for the twelve week period ended October 7, 1997, compared to $161,859 for the comparable period ended October 1, 1996. This decrease in interest expense is the result of the repayment of debt with proceeds of the Company's initial public offering completed December 18, 1996.

Income Taxes

         The Company continues to operate unprofitably and to accumulate net operating loss carryforwards, and as a result, does not have taxable income.

Forty Week Period Ended October 7, 1997 and October 1, 1996

Revenues

         Revenues for the forty week period ended October 7, 1997 increased by $1,727,404 or 32.2% compared to the forty week period ended October 1, 1996 primarily for the reasons discussed below. Spaghetti Jack's restaurant sales increased by $1,205,591 or 84.9% in 1997, compared to the same period in 1996. The increase in sales is the result of opening three Company-owned restaurants during 1997 and opening four Company-owned restaurants late in 1996, as of November 5, 1997 all of these have since been closed, in addition one opened in 1995 has also been closed.. Comparable restaurant sales (defined as sales from restaurants open during both fiscal periods for the entire period) for Spaghetti Jack's decreased by $270,207 or 26.1% in the aggregate, this decrease is due to increased competition in the core market. Sub & Stuff restaurant sales increased $501,276 or 13.2% for the forty week period ended October 7, 1997, as compared to the same period in 1996. Three restaurant openings late in 1996 and four in 1997 contributed $709,386 in restaurant sales, as of October 30, 1997 of these five have since been closed. The increase in sales is the result of opening four Company-owned restaurants in 1997, the opening of three Company-owned restaurants late in 1996, relocating one restaurant, relocating and dual branding the second Sub & Stuff restaurant by adding the Spaghetti Jack's menu, and dual branding the third Sub & Stuff restaurant in an existing location by adding the Spaghetti Jack's menu. Comparable restaurant sales for Sub & Stuff decreased $208,110 or 6.1% in the aggregate. Spaghetti Jack's royalty income decreased $32,691 or 34.5% in 1997, compared to the same period in 1996 due to the closing of four franchise restaurants. Sub & Stuff royalty income increased $2,228 or 23.5% in 1997, as compared to the same period in 1996. Sub & Stuff franchise fees for the forty week period ended October 7, 1997 totaled $15,000 which is the result of the addition of one franchisee. Sub & Stuff franchise fees for the forty week period ended October 1, 1996 totaled $9,000 which is the result of the addition of one franchisee. Spaghetti Jack's franchise fees for the forty week period ended October 7, 1997 totaled $70,000 of which $45,000 is a fee fortfeiture on an Area Development Agreement and $25,000 is the addition of one franchisee. Spaghetti Jack's franchise fees for the comparable period in 1996 totaled $25,000.

Cost of Sales

         Cost of sales for the forty week period ended October 7, 1997, compared to the forty week period ended October 7, 1996, increased $1,587,704 or 47.7% primarily as a result of opening seven Company-owned restaurants in 1997, and seven Company-owned restaurants late in 1996, as of November 5, 1997 twelve of these have since been closed, in addition one opened in 1995 has also been closed. Spaghetti Jack's food and paper costs increased by $386,530 or 92.2%in 1997, compared to the same period in 1996. This increase is attributed to the opening of Company-owned restaurants as stated above. As a percentage of Spaghetti Jack's sales, the cost of food and paper increased to 30.7% in 1997 from 29.5% in the comparable period in 1996. Sub & Stuff food and paper increased by $80,184 or 6.5% in 1997, compared to the same period in 1996. As a percentage of Sub & Stuff restaurant sales, the cost of food and paper decreased from 32.4% to 30.5% in 1997, compared to the same period in 1996. This decrease is attributed to operational efficiencies, and a price increase. Spaghetti Jack's cost of wages and benefits increased by $705,647 or 173.2% in 1997 compared to the same period in 1996. As a percentage of Spaghetti Jack's restaurant sales, the cost of wages and benefits increased to 42.4% in 1997 from 28.7% in the comparable period in 1996. This increase in wages and benefits, as a percentage of restaurant sales, is a result of the fixed component of management salaries and crew wages, compared to the low sales volume of the new restaurants, decreases in same store sales,and lack of labor efficiencies. Sub & Stuff wages and benefits increased by $437,942 or 34.5% in 1997 compared to the same period in 1996. As a percentage of Sub & Stuff restaurant sales, the cost of wages and benefits increased to 39.6% from 33.3% in 1997, compared to the same period in 1996.

Restaurant Operating Expenses

         Overall restaurant operating expenses for the forty week period ended October 7, 1997 compared to the forty week period ended October 1, 1996, increased by $1,119,896 or 20.9% primarily as a result of opening seven Company-owned restaurants in 1997, seven Company-owned restaurants late in 1996, as well as, an increase in depreciation and amortization of $391,854 or 163.9% associated with new restaurant development. As of November 5, 1997 twelve of these restaurants have since been closed, in addition one opened in 1995 has also been closed. Spaghetti Jack's restaurant operating expenses increased by $773,485 or 159.2% primarily a result of opening three Company-owned restaurants in 1997, and four Company-owned restaurants late in 1996, as of November 5, 1997 all of these have since been closed. As a percentage of Spaghetti Jack's restaurant sales, operating expenses increased to 48.0% in 1997 compared to 34.2% in the comparable forty week period ended October 1, 1996. Sub & Stuff operating expenses increased by $351,805 or 33.1% in 1997 primarily as the result of new restaurant openings, as well as an increase in depreciation and amortization of $124,270 or 113.3% associated with new restaurant development. As a percentage of Sub & Stuff restaurant sales, operating expenses increased to 32.8% in 1997, compared to 27.9% in the comparable forty week period ended October 1, 1996.

Pre-Opening Expenses

         Pre-opening expenses are those costs associated with the opening of a Company-owned restaurant. The expenses consist principally of non-recurring costs such as employee recruiting and training and supplies and miscellaneous expenditures. During the forty week period ended October 7, 1997, expenses totaled $123,054 related to the opening of seven company restaurants. For the forty week period ended October 1, 1996, expenses totaled $133,973.

Restaurant Closing Expenses

         Restaurant closing costs are recorded when the decision to close a restaurant is made. Restaurant closing costs include estimated losses, the unrecoverable balances of leasehold improvements, and other expenses. The Company has recorded all reasonably estimable costs as of October 7, 1997. For the forty week period ended October 7, 1997 the Company recorded costs of $1,732,576 for the closing of six Spaghetti Jack's and four

Sub & Stuff restaurants. The costs of the additional three (two Spaghetti Jack's and one Sub & Stuff) restaurant closings subsequent to this period will be recorded in the next quarter.

Administrative Expenses

         Administrative expenses increased by 8.4% or $111,709 for the forty week period ended October 7, 1997, compared to the forty week period ended October 1, 1996. This net increase is attributed to the following: 1) Increased insurance costs to include a directors and officers policy that was issued in late 1996 of $55,196; 2) Professional fee costs increased by $122,241; 3) Wages and benefits decreased $99,849 with the elimination of corporate positions; 4) Costs of $57,967 incurred due to three locations that were leased which build outs were not done due to the lack of funding

Other Income and Expense

         Interest income decreased to $36,272 for the forty week period ended October 7, 1997, over the comparable period in 1996. Interest expense decreased by $417,116 to $54,348 for the period ended October 7, 1997, compared to $471,464 for the comparable forty week period ended October 1, 1996. This decrease in interest expense is the result of the repayment of debt with proceeds of the Company's initial public offering completed December 18, 1996.

Income Taxes

         The Company continues to operate unprofitably and to accumulate net operating loss carryforwards, and as a result, does not have taxable income.

Liquidity and Capital Resources

         The Company's restaurant operations do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food and supplies. As of October 7, 1997, the Company had a working capital deficit of $2,533,481, as compared to a deficit of $2,694,273, at October 1, 1996.

         The Company incurred losses for the forty week period ended October 7, 1997 and October 1, 1996 of $3,768,826 and $1,558,639 resulting in cash used by operating activities of $1,816,787 and $1,044,639 in 1997 and 1996, respectively. The Company will not be able to sustain losses or use of cash by operating activities similar to the levels incurred through third quarter 1997 and 1996 without obtaining additional financing. The Company does not presently have any commitments to obtain additional financing. Management's plans have included the elimination of twelve corporate staff positions compared to the number of positions at year end 1996. The Company relocated its corporate offices and closed thirteen (eight Spaghetti Jack's and five Sub & Stuff's) under performing restaurants that were opened earlier in 1997 or late in 1996, in an effort to reduce operating expenses and cash flow needs.

Continued Negative Cash Flow

         Since July 15, 1997, the Company has continued to experience negative cash flow as sales revenues have not been sufficient to meet the Company's cash needs. Prior to October 7, 1997, the Company borrowed $500,000 on a short term basis from WFB, Inc., a major stockholder of the Company, to fund a portion of the Company's cash flow deficit.

         The Company has closed thirteen restaurants since July 17,1997 (eight Spaghetti Jack's and five Sub & Stuff's), and as of November 25, 1997 had twenty restaurants open (three Spaghetti Jack's and seventeen Sub & Stuff's).

         The Company is continuing to monitor sales levels of certain other restaurant locations and is considering additional closings of under-performing units. In addition, the Company has liquidated assets from closed units to raise cash to repay indebtedness. In the event that sales levels continue to decline or are not sufficient to meet the Company's cash needs, the Company will be required to borrow additional funds, sell additional assets, or otherwise raise liquid capital.

         There is no assurance that any such sources of cash will be available or that the Company will be able to meet its cash needs.

         During the forty week period ended October 7, 1997, the Company had a cash deficit from investing activities of $1,252,828, as compared to a deficit of $355,649 for 1996. The increase in the deficit was due primarily to the purchases of property, plant and equipment related to the restaurant openings in 1997. This increase was partially offset by the proceeds from the sale of one Company-owned Sub & Stuff in 1997.

         Capital expenditures during the forty week period ended October 7, 1997 totaled $1,340,734, as compared to expenditures of $606,949 for the comparable period in 1996. These expenditures are primarily associated with the opening of seven Company owned restaurants of which four were Sub & Stuff's, three were Spaghetti Jack's, and the addition of the third dual branded Sub & Stuff adding the Spaghetti Jack's menu to an existing location in the forty week period ended October 7, 1997. The Company opened two Sub & Stuff restaurants during the comparable period in 1996. The amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the development costs associated with such restaurants.

         The Company does not have any capital expenditures planned for the near future, as to all available funds will be required to meet operational expenses and repay debt.

         During the forty week period ended October 7, 1997, the Company had cash flows from financing activities of $846,434, as compared to cash flows of $837,530 for the comparable period in 1996.

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


                  None


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

          (b)      REPORTS ON FORM 8-K

          One Form 8-K was filed on August 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: November 26, 1997                    STOICO RESTAURANT GROUP, INC.
                                            (Registrant)


                                            /s/ Louis Stoico, Jr.
                                            ------------------------------
                                            Louis Stoico, Jr.
                                            Chairman of the Board and President


                                            /s/ Cathy K. Martsolf
                                            -------------------------------
                                            Cathy K. Martsolf
                                            Senior Vice President of
                                            Administration and principal
                                            accounting officer

                                               EXHIBIT INDEX

                  Exhibit Number            Description
                  3(a)*                     Articles of Incorporation
                  3(b)*                     Bylaws
                  27                        Financial Data Schedule

* Incorporated by reference to such numbered exhibits filed as part of Registration Statement No. 333-5488-D filed with the Commission on August 29, 1996.